Form 10KSB
period 1999-12-31
CLUBCHARLIE COM INC
filed 2000-08-01
CIK 1098226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM      TO


                        COMMISSION FILE NUMBER 000-28485


                            CLUBCHARLIE.COM, INC.
                          --------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  NEVADA                             88-0380343
       -------------------------------             ------------------
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)


       4275 EXECUTIVE SQUARE, SUITE 1180 LA JOLLA, CALIFORNIA   92037
       ----------------------------------------            ----------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)


     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (877)882-5822


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  COMMON STOCK,
     PAR VALUE $.001 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant has not realized any revenue from operations for the year ended December 31, 1999.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of the common stock as of the close of business on July 15, 2000, was approximately $465,000.

As of July 15, 2000, there were 3,860,000 shares of the Registrant's common stock, $.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]


===============================================================================

CLUBCHARLIE.COM, INC.
FORM 10-KSB ANNUAL REPORT
TABLE OF CONTENTS

                                                            PAGE
PART I

Item     1.    Description of Business                        3
Item     2.    Description of Property                        9
Item     3.    Legal Proceedings                             10
Item     4.    Submission of Matters to a Vote of            10
               Security Holders

PART II

Item     5.    Market for Common Equity and Related          10
               Stockholder Matters
Item     6.    Management's Discussion and Analysis          11
               or Plan of Operations
Item     7.    Financial Statements and Supplementary Data   13
Item     8.    Changes in and Disagreements with             23
               Accountants on Accounting and
               Financial Disclosure

PART III

Item     9.    Directors, Executive Officers,                23
               Promoters and Control Persons;
                      Compliance with Section 16(a) of
               the Exchange Act
Item     10.   Executive Compensation                        24
Item     11.   Security Ownership of Certain Beneficial      27
               Owners and Management
Item     12.   Certain Relationships and Related             27
               Transactions
Item     13.   Exhibit and Reports on Form 8-K               27

                                   -  2 -
===============================================================================

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS.

This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties, which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-KSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into this Form 10-KSB.

Item  1.  DESCRIPTION OF BUSINESS.

Business Organization. The Company was organized January 6, 1993, under the State of Nevada, as Lotus Enterprises, Inc. On February 1, 1993, the Company issued 18,600 shares of its no par value common stock for $1,860. On
December 17, 1997, the State of Nevada approved the restated Articles of Incorporation, which changed the no par value common shares to par value of $.001. The Company increased its authorized capitalization to 25,000,000 common shares. Additionally, the Company approved a forward stock split on the basis of 100:1 thus increasing the outstanding common stock from 18,600 shares to 1,860,000 shares. On April 6, 1999, the State of Nevada approved the restated Articles of Incorporation, which increased its authorized capitalization to 50,000,000 common shares. The Company changed its name to Clubcharlie.com, Inc. On April 16, 1999, the Company issued 2,000,000 shares of its common stock to the three board members for services valued at $2,000.

Business Of Company. We are an independent multimedia marketing company integrating motion picture and television production with e-commerce, database development and marketing activities. We plan to enter the marketplace for children's goods, services and entertainment, earning revenue on the Internet through transaction activity access fees, sales commissions and the delivery of value-added benefits and services to both buyers and sellers. We also intend to produce and distribute family films as an independent television and motion picture production company.

Our Website. We intend to develop and maintain a website concentrating on children and families. We believe our website will provide visitors with meaningful content and services, products and loyalty benefits from both online vendors and offline merchants. Our intent is to create a "virtual community" between kids and their families, on the one hand, and corporate partners, on-line vendors and off-line merchants on the other hand. We anticipate that our website will feature (i) interactive chat and bulletin boards; (ii) product information; (iii) an on-line store featuring products from vendors, service providers and digital publishers; (iv) advice from social work professionals on issues affecting children and their families; (v) video games, quizzes and mind-benders; (vi) reviews on music CD's, movies, books, and video games;
(vii) contests; (viii) a "members only" benefits section; (ix) free personal websites; (x) free e-mail; (xi) scheduled chats or interviews with experts or celebrities; (xii) in on-line scavenger hunt that leads kids through our merchandising sponsors' websites in order to obtain clues to solve mysteries;
(xiii) video and audio files of our productions; (xiv) a secure online portal where investors and merchants can update their information on-line in real-time; (xv) on-line member and vendor registration; (xvi) e-postcards and special occasion cards containing our brand; (xvii) comic books featuring the same characters as our productions; and (xviii) free downloads of licensed software and game demos.

Membership Program. We anticipate that we will establish a membership program. Those persons choosing to become members will be issued a personalized membership card with a unique identification number. The membership card will contain a magnetic strip that will be scanned at participating vendor locations for instant discounts. With each transaction, the member will also receive "points" redeemable at participating vendors and marketing partners. We believe that this will encourage purchases while making it possible to track purchasing trends. For each transaction using the membership card, we will earn transaction fees.


                                   -  3 -
===============================================================================

We intend to establish alliances with corporate partners interested in tapping into the markets for children's products and entertainment. We will encourage our corporate partners to establish a "dialogue" with members to determine their interests, attitudes and purchase preferences. We anticipate that we will be able to attract support from businesses interested in children's products and entertainment.

Interactive Multimedia Marketing. We anticipate that we can generate additional revenue by introducing our productions into new electronic interactive mediums, such as (i) The Internet; (ii) Ride Simulation; (iii) Adventure Games;
(iv) Electronic Art/Performance; (v) Electronic Books; (vi) Electronic Magazines; (vii) Interactive Education/Kids; (viii) Interactive Entertainment/Kids; (ix) Interactive Movie/Interactive Drama; (x) Interactive Music; (xi) Interactive Presentations/Kiosks; (xii) Interactive Storybook;
(xiii) Simulation/Strategy/Role Playing; (xiv) Twitch/Level Games; and
(xv) CD-ROM Movie Effects Studio Library.

Motion Picture and Television Production. We anticipate that we will produce original motion pictures and television shows based on either recognizable published story material or classic plays that have had successful theatrical runs or have been critically acclaimed. We anticipate that this strategy will attract recognizable talent who will adjust their normal salaries to accommodate modestly budgeted productions. For character portrayal, we intend to take advantage of proven talent. We, as an independent provider of made for TV movies, intend to market of "G-rated" movies, taking advantage of what we perceive as the need for "high-profile - low budget" classical children's and family film productions. We believe that these types of films may be profitable with low budgets ($3 - 5 million to produce) and the stories have built-in name and story recognition. We intend to build a network of relationships with theatrical, videocassette and television distributors in territories outside of the United States. Screenplay Acquisitions. During July 1999, the Company acquired the rights, title and interest to the original story plot entitled, "The Misadventures of Charlie Chance" from Charlie Chance Productions, a Canadian corporation ("Charlie Chance"). We plan to develop, produce and distribute the film.

Current Market Conditions. We plan to supply low-budget feature films in the markets served by independent production motion picture companies. We believe that the low-budget feature film industry is the fastest growing area in the motion picture film industry.

Distribution. We believe that most of our productions will be intended primarily for foreign and domestic video distribution. However, if a project tests positively with a research audience, we will seek third party prints and advertising ("P&A") funds to release the picture theatrically. In such a situation, the third party P&A source would typically receive a first position recoupment lien against box office collection and television receipts, in addition to a priority position for video revenues. We intend to utilize distribution agreements to maximize revenues and increase collections, minimizing cash outlay. The areas of distribution, which are cash or personnel intensive (i.e. domestic theatrical or domestic and foreign video) will be handled by established distributors.

Internet Competition. The Internet market is new, rapidly evolving and intensely competitive. We expect competition to intensify even more in the future. Barriers to opening a new Internet storefront are increasing.

We believe that the principal competitive factors in maintaining an Internet website are selection, convenience, price, speed and accessibility, customer service, quality of site content, and reliability and speed of fulfillment. Many of our current and potential competitors have longer operating histories, more customers, greater brand recognition, and significantly greater financial, marketing and other resources. In addition, larger, well-established and well-financed entities may acquire, invest in, or form joint ventures with our competitors as the Internet, and e-commerce in general, becomes more widely accepted.

The Internet and e-commerce are significantly competitive and competition is expected to continue to increase significantly. There are no substantial barriers to entry in these markets, and we expect that competition will continue to intensify. Although we believe that the diverse segments of the Internet market will provide opportunities for more than one supplier of productions, products and services similar to those of ours, it is possible that a single supplier may dominate one or more market segments. If competition increases from these and other sources, we might have to respond to competitive pressures by implementing pricing, marketing and other programs, or seeking additional strategic alliances or acquisitions that may be less favorable than would otherwise be established or obtained. Any such response to competitive pressures could materially affect our business, results of operations and financial conditions. We also have significant competition from other online websites in international markets, including competition from United States-based competitors, in addition to online companies that are already well established in those foreign markets. Many of our existing competitors, in addition to a number of potential new competitors, have significantly greater financial, technical and marketing resources than us.


                                   -  4 -
===============================================================================

The market for Internet content is relatively new, rapidly changing and significantly competitive. We expect competition for Internet content to continue to increase and if we cannot compete effectively, our business could be harmed. Moreover, we expect the number of websites competing for the attention and spending of users, advertisers and sponsors to continue to increase, because there are so few barriers to entry on the Internet. Increased competition could result in advertising or sponsorship price reductions, reduced margins or loss of market share, any of which could harm our business. Competition will probably increase significantly, as new companies enter the market and current competitors expand their services. Many of our potential competitors will probably enjoy substantial competitive advantages, including
(i) larger numbers of users; (ii) larger numbers of advertisers; (iii) greater brand recognition; (iv) more fully-developed e-commerce opportunities;
(v) larger technical, production and editorial staffs; and (vi) substantially greater financial, marketing, technical and other resources. If we do not compete effectively or if we experience any pricing pressures, reduced margins or loss of market share resulting from increased competition, our business could be adversely affected. In the future, we expect to have competition in the various special interests, demographic and geographic markets addressed by media properties that are being developed. This competition may include companies that are larger and better capitalized than we are and that has expertise and established brand recognition in these markets. There can be no assurance that our competitors will not develop Internet-related products and services that are superior to those of ours or that achieve greater market acceptance than our productions, products or services.

Technological Changes. Our future success is substantially dependent upon continued growth in the use of the Internet. E-commerce and the distribution of goods and services over the Internet are relatively new, and predicting the extent of further growth, if any, is difficult. There can be no assurance that communication or commerce over the Internet will increase or that extensive content will continue to be provided over the Internet. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including lack of acceptable security technologies, potentially inadequate development of the necessary infrastructure, such as a reliable network system, or timely development and commercialization of performance improvements, including high speed modems. In addition, to the extent that the Internet continues to experience significant growth in the number of users and use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such potential growth or that the performance or reliability of the Internet will not be adversely affected by this continued growth. If use of the Internet does not continue to increase, or if the Internet infrastructure does not effectively support growth that may occur, our business, operating results, and financial condition would be materially and adversely affected.

The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and customer demands, and frequents new product introductions and enhancements. For example, to the extent that higher bandwidth Internet access becomes more widely available using cable modems or other technologies, we may be required to make significant changes to the design and content of our online properties in order to compete effectively. Our failure to adapt to these or any other technological developments effectively could adversely affect our business, operating results, and financial condition. Increasing users is critical to increasing revenues. If we cannot increase the number of our users we may not be able to generate additional revenues, which could leave us unable to maintain or grow our business. To increase the number of our users, we must
(i) expand our content and communities; (ii) expand our network of distribution partners; and (iii) increase brand recognition by advertising and syndication. If we do not achieve these objectives to increase the number of our users, our business could be harmed. Additionally, a significant element of our business strategy is to develop loyal online communities, because we believe such communities help retain actively engaged users. However, the concept of developing these communities on the Web is unproven, and if we are not successful, then it may be more difficult to increase the numbers of our users.


                                   -  5 -
===============================================================================

If the Internet infrastructure continues to be unreliable, access to our website may be impaired and our business may be harmed. Our success depends in part on the development and maintenance of the Internet infrastructure. If this infrastructure fails to develop or be adequately maintained, our business would be harmed, because users may not be able to access our website. Among other things, development and maintenance of a reliable infrastructure will require a reliable network with the necessary speed, data capacity, security and timely development of complementary products for providing reliable Internet access and services. The Internet has experienced, and is expected to continue to experience, significant growth in number of users and amount of traffic. If the Internet continues to experience increased numbers of users, frequency of use or increased bandwidth requirements, the Internet infrastructure may not be able to support these increased demands or perform reliably. The Internet has experienced a variety of outages and other delays as a result of damage to portions of our infrastructure, and could experience additional outages and delays in the future. These outages and delays could reduce Internet usage and traffic on our website. In addition, the Internet could lose its viability because of delays in the development or adoption of new standards and protocols to handle increased levels of activity. If the Internet infrastructure is not adequately developed or maintained, marketing and distribution of products and services on our website may be reduced.

Our systems may fail due to natural disasters, telecommunications failures and other events, any of which would limit user traffic. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage our communications hardware and computer hardware operations for our website and cause interruptions in our services. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting our website. If any of these circumstances were to occur, our business could be harmed. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures of or interruptions in our systems. We do not presently have a formal disaster recovery plan. Our website will eventually be required to accommodate a significant traffic and deliver frequently updated information. The website may experience slower response times or decreased traffic for a variety of reasons. In addition, our users will depend on Internet Service Provides ("ISP's"), Online Service Provides ("OSP's") and other website operators for access to our website. Many of these providers and operators have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Any of these system failures could harm our business.

Competition In The Film Industry. The business in which we engage is significantly competitive. Each of our primary business operations is subject to competition from companies, which, in some instances, have greater production, distribution and capital resources than us. We compete for relationships with a limited supply of facilities and talented creative personnel to produce our films. We will compete with major motion picture studios, such as Warner Brothers and The Walt Disney Company, in addition to animation production companies, including Hanna Barbara and Film Roman, for the services of writers, animators, actors and other creative personnel and specialized production facilities. We also anticipate that we will compete with a large number of United States-based and international distributors of children's films, including The Walt Disney Company, Warner Brothers, and Nickelodeon in the production of films expected to appeal to international audiences. More generally, we anticipate we will compete with various other leisure-time activities, such as home videos, movie theaters, personal computers and other alternative sources of children's entertainment.

The production and distribution of theatrical productions, television animation, videocassettes and video disks are significantly competitive businesses, as each competes with the other, in addition to other forms of entertainment and leisure activities, including video games and on-line services, such as the Internet. There is also active competition among all production companies in these industries for services of producers, directors, actors and others and for the acquisition of literary properties. The increased number of theatrical films released in the United States has resulted in increased competition for theater space and audience attention. Revenues for film entertainment products depend in part on general economic conditions, but the competitive situation of a producer of films is still greatly affected by the quality of, and public response to, the entertainment product that such producer makes available to the marketplace. There is strong competition throughout the home video industry, both from home video subsidiaries of several major motion picture studios and from independent companies, as well as from new film viewing opportunities such as pay-per-view.


                                   -  6 -
===============================================================================

We also anticipate competing with several major film studios, such as Paramount Communications; MCA/Universal; Sony Pictures Entertainment; Twentieth Century Fox; Time Warner; and MGM/UA Inc., which are dominant in the motion picture industry, in addition to numerous independent motion picture and television production companies, television networks and pay television systems, for the acquisition of literary properties, the services of performing artists, directors, producers, other creative and technical personnel, and production financing.

Our management believes that a production's theatrical success is dependent upon general public acceptance, marketing technology, advertising and the quality of the production. Our productions will compete with numerous independent and foreign productions, in addition to productions produced and distributed by a number of major domestic companies, many of which are divisions of conglomerate corporations with assets and resources substantially greater than that of ours. Our management believes that in recent years there has been an increase in competition in virtually all facets of our business. The growth of pay-per-view television and the use of home video products may have an effect upon theater attendance and non-theatrical motion picture distribution. As we may distribute productions to all of these markets, it is not possible to determine how our business will be affected by the developments, and accordingly, the resultant impact on our financial statements. In the distribution of motion pictures, there is very active competition to obtain bookings of pictures in theaters and television networks and stations throughout the world. A number of major motion picture companies have acquired motion picture theaters. Such acquisitions may have an adverse effect on our distribution endeavors and our ability to book certain theaters which, due to their prestige, size and quality of facilities, are deemed to be especially desirable for motion picture bookings. In addition, our ability to compete in certain foreign territories with either film or television product is affected by local restrictions and quotas. In certain countries, local governments require that a minimum percentage of locally produced productions be broadcast, thereby further reducing available time for exhibition of our productions. There can be no assurance that additional or more restrictive theatrical or television quotas will not be enacted or that countries with existing quotas will not more strictly enforce such quotas. Additional or more restrictive quotas or stringent enforcement of existing quotas could materially and adversely affect our business by limiting our ability to fully exploit our productions internationally.

Government Regulation of the Internet and Legal Uncertainties. We are not currently subject to direct regulation by any government agency in the United States, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to commerce on the Internet. Because of the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, relating to issues such as user privacy, pricing and characteristics and quality of products and services. For example, we may be subject to the provisions of the recently enacted Communications Decency Act ("CDA"). Although the constitutionality of the CDA, the manner in which the CDA will be interpreted and enforced and its on our operations cannot be determined, it is possible that the CDA could expose us to substantial liability. The CDA could also reduce the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, and could, thereby, have a material adverse effect on our business, results of operations and financial condition.


                                   -  7 -
===============================================================================

A number of other countries have enacted or may enact laws that regulate Internet content. Other nations, including Germany, have taken actions to restrict the free distribution of material on the Internet, and the European Union has recently adopted privacy and copyright directives that may impose additional burdens and costs on our international operations. In addition, several telecommunications carriers are attempting to have telecommunications over the Internet regulated by the Federal Communications Commission ("FCC") in the same manner as other telecommunications services. For example, America's Carriers Telecommunications Association ("ACTA") has filed a petition with the FCC for this purpose. In addition, because the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet use have begun to experience interruptions in telephone service, local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate ISPs and OSPs in a manner similar to long distance telephone carriers and to impose access fees on the ISPs and OSPs. If either of these petitions is granted, or the relief sought therein is otherwise granted, the costs of communicating on the Internet could increase substantially, potentially slowing the growth in use of the Internet, which could in turn decrease the demand for our productions, products and services.

A number of proposals have been made at various federal, state and local agencies that would impose additional taxes on the sale of goods and services on the Internet. Such proposals, if adopted, could substantially impair the growth of e-commerce, and could adversely affect our opportunity to derive financial benefit from such activities. In addition, a number of other countries have announced or are considering additional regulation in many of the foregoing areas. Such laws and regulations, if enacted in the United States or abroad, could fundamentally impair our ability to attract corporate participation in our business, or substantially increase the cost of doing so, which would have a material adverse effect on our business, operating results, and financial condition. Moreover, the applicability to the Internet of the existing laws governing issues such as property ownership, copyright, defamation, obscenity, and personal privacy is uncertain, and we may be subject to claims that our products and services violate such laws. Any such new legislation or regulation in the United States or abroad or the application of existing laws and regulations to the Internet could have a material adverse effect on our business, operating results, and financial condition.

Website Security and Privacy. Concerns about transactional security may hinder our sale of products and services and e-commerce in general. A significant barrier to e-commerce is the secure transmission of confidential information on public networks. Any breach in our proposed security could expose us to a risk of loss or litigation and possible liability. We may rely on encryption and authentication technology licensed from third parties to provide secure transmission of confidential information. As a result of advances in computer capabilities, new discoveries in the field of cryptography or other developments, a compromise or breach of the algorithms we anticipate using to protect customer transaction data may occur. A compromise of our security could severely harm our business. A party who is able to circumvent our security measures could misappropriate proprietary information, including customer credit card information, or cause interruptions in the operation of our proposed website. We may be required to spend significant funds and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. However, protection may not be available at a reasonable price or at all. Concerns regarding the security of e-commerce and the privacy of users may also inhibit the growth of the Internet as a means of conducting commercial transactions.

Our efforts to sell products and services may expose us to product liability claims. We have no experience in the sale of products online and the development of relationships with manufacturers or suppliers of these products. Persons who purchase products may sue us if any of the products purchased from our website are defective, fail to perform properly or injure the user. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could severely harm our business.


                                   -  8 -
===============================================================================

Our success and ability to compete may be significantly dependent on our proprietary content. We anticipate that we will rely exclusively on copyright law to protect our proprietary content. Although we will take action to protect our proprietary rights, that action may not be adequate to prevent the infringement or misappropriation of the content of our website. Infringement or misappropriation of such content or intellectual property could materially harm our business. We may be required to obtain licenses from others to refine, develop, market and deliver new services. We cannot make assurances that we will be able to obtain any such licenses on commercially reasonable terms, or at all, or that rights granted pursuant to any licenses will be valid and enforceable. Because of the global nature of the Internet, it is possible that, although transmissions by us over the Internet originate primarily in the State of California, the governments of other states and foreign countries might attempt to regulate our transmissions or prosecute us for violations of their laws. There can be no assurance that violations of local laws will be alleged or charged by state or foreign governments, that we might not unintentionally violate such law or that such laws will not be modified or new laws enacted, in the future. Any of the foregoing developments could have a material adverse effect on our business, results of operations, and financial condition.

Compliance with Government Regulation of the Film Industry. The following does not purport to be a summary of all present and proposed federal, state and local regulations and legislation relating to the production and distribution of film entertainment and related products; rather, the following attempts to identify those aspects that could affect our business. Also, other existing legislation and regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, are currently the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could affect, in various manners, the methods in which the industries involved in film entertainment operate.

Audiovisual works, such as television programs and motion pictures, are not included in the terms of the General Agreement on Trade and Tariffs Treaty. As a result, many countries, including members of the European Union, are able to enforce quotas that restrict the number of United States produced feature films, which may be distributed in such countries. Although the quotas generally apply only to television programming and not to theatrical exhibitions of motion pictures, there can be no assurance that additional or more restrictive theatrical or television quotas will not be enacted or that existing quotas will not be more strictly enforced. Additional or more restrictive quotas or more stringent enforcement of existing quotas could materially or adversely limit our ability to exploit our productions completely.

Voluntary industry embargo's or United States government trade sanctions to combat piracy, if enacted, could impact the amount of revenue that we realize from the international exploitation of our productions. The Motion Picture Industry, including us, may continue to lose an indeterminate amount of revenue as a result of motion picture piracy. The Code and Ratings Administration of the Motion Picture Association of America assigns ratings indicating age group suitably for the theatrical distribution for motion pictures. United States television stations and networks, in addition to foreign governments, impose additional restrictions on the content of motion pictures, which may restrict, in whole or in part, theatrical or television exhibitions in particular territories. Congress and the Federal Trade Commission are considering, and in the future may adopt, new laws, regulations and policies regarding a wide variety of matters that may affect, directly or indirectly, the operation, ownership and profitably of our business.

Employees. We currently have two (2) full-time employees.


Item  2.  Description of Property

The Company's Facilities. Through June 30, 2000, the Company occupies facilities provided by the Company's directors at no charge to the Company. The office space was located at 10717 Wilshire Boulevard, Suite 1104, Los Angeles, California 90024. The Company has moved it's corporate offices to 4275 Executive Square, Suite 1180, La Jolla, California 92037. The offices are part of an executive suite with secretarial services. The Company rents the space on a monthly basis between $300 to $500 per month based on usage of services.


                                   -  9 -
===============================================================================

Item  3.  LEGAL PROCEEDINGS

The Company is not subject to any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company.


Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There have been no matters requiring a vote put forth.


PART II


Item  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS.

The Company participated in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the NASDAQ Stock Market, under the trading symbol "CLUC". The Company's common stock has closed at a low of $1/32 and a high of $2 7/16 for the 52-week period ending January 20, 2000. As of January 21, 2000, the Company failed to comply with eligibility requirements specified in Rule 6530 and therefore should have been delisted from the OTC Bulletin Board on January 21, 2000. However, although the Company notified the OTC Bulletin Board Compliance Unit of its failure to so comply, the Company was not de-listed until March 8, 1999. The Company anticipates that it will be re-listed to trade on the OTC Bulletin Board after the Company's Form 10-KSB has been reviewed by the appropriate regulatory authorities.

                                                    PRICE
                                          --------------------------
            QUARTER ENDED                  HIGH                LOW
          ------------------              ------              ------
              March 31, 1999              $0.00               $0.00
               June 30, 1999              $0.56               $0.25
          September 30, 1999              $2.43               $0.43
           December 31, 1999              $2.43               $0.45

The Company is authorized to issue 50,000,000 shares of $.001 par value common stock. As of July 15, 2000, 3,860,000 shares of the Company's common stock were issued and outstanding to 30 shareholders of record. The Company believes that there are 100 shareholders that hold shares of the Company's common stock in street name.

As of June 30, 2000, there were no warrants to purchase common stock outstanding. There have been no cash dividends declared on the Company's common stock since the Company's inception. The Company has not yet adopted any policy regarding payment of dividends.

Changes in Securities. The Company has not issued any equity securities during the year ended December 31, 1999 which were not registered under the Securities Act of 1933, as amended.

Penny Stock Regulation. The Commission has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that the exchange or system provides current price and volume information with respect to transactions in such securities). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which (i) contained a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (ii) contained a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of Securities' laws; (iii) contained a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and significance of the spread between the "bid" and "ask" price;
(iv) contains a toll-free telephone number for inquiries on disciplinary actions; (v) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (vi) contains such other information and is in such form (including language, type, size and format), as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in penny stock, the customer
(i) with bid and offer quotations for the penny stock; (ii) the compensation of the broker-dealer and its salesperson in the transaction; (iii) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
(iv) month account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If any of the Company's securities become subject to the penny stock rules, holders of those securities may have difficulty selling those securities.


                                   - 10 -
===============================================================================

Item  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SECURITIES LITIGATION REFORM ACT.

Except for the historical information contained herein, the matters discussed in this Form 10-KSB are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services, prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

PLAN OF OPERATION.

We have not realized any revenue from operations. The Company generated no revenues during the year ended December 31, 1999, and management does not anticipate any revenue until following the completion and production of the movie and the Internet affinity program.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant work has been undertaken regarding the film and television series production, the marketing of planned productions, and sponsorship programs.

We believe that the main sources of our revenue will be (i) film and television series production revenues from foreign distribution and domestic theatrical, home video, pay-per-view, pay cable and basic cable distribution;
(ii) commission or other compensation received from the sale of our products or our corporate partners' products and services; (iii) advertising and sponsorship revenues earned from website banner ads and web-based publications;
(iv) enrollment and annual renewal fees of as much as $10 per card holder charged by attributing "negative point" balances to membership cards;
(v) transaction fees on any loyalty purchases made by our card holders on our website or at a point-of sale at a participating merchant location;
(vi) interest earned on money being held by us for the future redemption of membership points; (vii) breakage revenues received from unredeemed points; and
(viii) database access fees.


                                   - 11 -
===============================================================================

Our success is materially dependent upon our ability to satisfy additional financing requirements. We are reviewing our options to raise substantial equity capital. In order to satisfy our requisite budget, management has held and continues to conduct negotiations with various investors. We anticipate that these negotiations will result in additional investment income for us. To achieve and maintain competitiveness, we may be required to raise substantial funds. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we will need to raise additional capital to develop, promote and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. There can be no assurance that additional funding will be available under favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain products and services that we would not otherwise relinquish.

Liquidity and Capital Resources. The Company has no cash as of December 31, 1999.

At July 14, 2000, the Company had no material commitments for capital expenditures. The Company is dependent upon its ability to raise additional financing through various means. The Company has borrowed funds from an unrelated party at a nominal interest rate; the total amount drawn against this line of borrowings is approximately $87,500 as of July 14, 2000.

Expenses. During 1999, the Company incurred $125,000 in salaries, $15,273 in marketing costs, $18,106 in research and development costs, and $22,381 in legal fees associated with its business operations compared with $0.00 for all of these categories in 1998. The Company also incurred $26,276 in general and administrative expenses during 1999, compared with $1,100 for 1998.

Impact of the Year 2000. The Year 2000 (commonly referred to as "Y2K") issue results from the fact that many computer programs were written using two, rather than four, digits to identify the applicable year. As a result, computer programs with time-sensitive software may recognize a two-digit code for any year in the next century as related to this century. For example, "00", entered in a date-field for the year 2000, may be interpreted as the year 1900, resulting in system failures or miscalculations and disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities. While it is still too soon to state positively that the Y2K transition has passed without mishap, we believe that Y2K issues will not have a material adverse affect on our business.


                                   - 12 -
===============================================================================

Item  7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                           CLUBCHARLIE. COM, INC.
                     (FORMERLY LOTUS ENTERPRISES, INC.)
                        (A Development Stage Entity)

                            Financial Statements
                       as of and for the years ended
                         December 31, 1998 and 1999
                                 and from
                        Inception (January 6, 1993)
                         through December 31, 1999


                              TABLE OF CONTENTS

                                                                    Page
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .  1

Audited Financial Statements:

     Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . .  2

     Statements of Operations  . . . . . . . . . . . . . . . . . . .  3

     Statements of Stockholders' Equity. . . . . . . . . . . . . . .  4

     Statements of Cash Flows  . . . . . . . . . . . . . . . . . . .  5

     Notes to Financial Statements  . . . . . . . . . . . . . . . . .6-9


                                   - 13 -
===============================================================================

                         Independent Auditors' Report


To:   The Board of Directors of
      Clubcharlie.com, Inc.

We have audited the accompanying balance sheet of Clubcharlie.com, Inc. (a
Nevada corporation) as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the period then ended and from Inception (January 6, 1993) through December 31, 1999. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit. The financial statements of Clubcharlie.com, Inc. as of December 31, 1998 were audited by other auditors whose report dated May 19, 1999, on those statements included an explanatory paragraph that described the going concern uncertainty discussed in
Note 3 to the financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of Clubcharlie.com, Inc. as of December 31, 1999 and the results of its operations and cash flows for the period then ended and from Inception (January 6, 1993) through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has minimal capital resources presently available to meet obligations that normally can be expected to be incurred by similar companies, and with which to carry out its planned activities. These conditions raise substantial doubt about its ability to continue as a going concern.
Management's plans regarding those matters are also described in Note 3.
The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

STRABALA, RAMIREZ & ASSOCIATES, INC.

July 14, 2000
Irvine, California


                                   - 14 -
===============================================================================


                           CLUBCHARLIE. COM, INC.
                     (FORMERLY LOTUS ENTERPRISES, INC.)
                        (A Development Stage Entity)
                               Balance Sheets

                                                         12/31/98    12/31/99
                                                         ---------   ---------
                       ASSETS
     Current assets:
       Cash                                              $   -       $    -
       Due from related party                                -           6,777
       Prepaid expenses                                      -          13,581
                                                         ---------   ---------
         Total current assets                                -          20,358

     Screenplay rights, at cost                              -         150,000
                                                         ---------   ---------

     Total Assets                                        $    -      $ 170,358
                                                         =========   =========


          LIABILITIES AND STOCKHOLDERS'EQUITY
     Current Liabilities:
       Accounts payable and accrued liabilities          $   1,550   $ 149,182
       Related party advance                                  -         50,000
       Amounts due officers and directors                     -         27,762
                                                         ---------   ---------
         Total current liabilities                           1,550     226,944

     Related party acquisition loan for screenplay            -        150,000

     Commitments and contingencies (See Note 3)               -           -

     Stockholders' equity:
       Common stock, $0.001 par value; 50,000,000 shares     1,860       3,860
         authorized; 1,860,000 and 3,860,000 shares issued
         and outstanding at December 31, 1998 and 1999
       Deficit accumulated during development               (3,410)   (210,446)
                                                         ---------   ---------
         Total stockholders' equity                         (1,550)   (206,586)
                                                         ---------   ---------

     Total Liabilities and Stockholders' Equity          $    -      $ 170,358
                                                         =========   =========


         The accompanying notes are an integral part of these statements

                                      2

                                   - 15 -
===============================================================================

                           CLUBCHARLIE. COM, INC.
                     (FORMERLY LOTUS ENTERPRISES, INC.)
                        (A Development Stage Entity)
                          Statements of Operations

                                              Year Ended            Inception
                                         ---------------------    (01/06/93) to
                                         12/31/98     12/31/99       12/31/99
                                         ---------   ---------       ---------
     Revenue                             $    -      $    -          $    -

     Costs and expenses
       Salaries                               -        125,000         125,000
       Marketing                              -         15,273          15,273
       Research and development               -         18,106          18,106
       Legal                                  -         22,381          22,381
       General and administrative            1,100      26,276          29,686
                                         ---------   ---------       ---------

     Net Loss                            $  (1,100)  $(207,036)      $(210,446)
                                         =========   =========       =========

     Net loss per share available to
       common stockholders:
       Basic and Diluted                 $  (0.00)   $  (0.06)       $  (0.10)

     Weighted average number of common
       shares outstanding                1,860,000   3,279,178       2,044,173


     The accompanying notes are an integral part of these statements

                                      3

                                   - 16 -
===============================================================================

                           CLUBCHARLIE. COM, INC.
                     (FORMERLY LOTUS ENTERPRISES, INC.)
                        (A Development Stage Entity)
                     Statements of Stockholders' Equity

                                                      Accumulated
                                  Common Stock          Deficit
                             ----------------------     During
                               Shares     Par Value    Development     Total
                             ---------    ---------     ---------    ---------

Balance, December 31, 1997   1,860,000    $   1,860     $  (2,310)   $    (450)
     Net loss                                              (1,100)      (1,100)
                             ---------    ---------     ---------    ---------

Balance, December 31, 1998   1,860,000    $   1,860     $  (3,410)   $  (1,550)
     April 16, 1999;  Shares
       issued for services   2,000,000        2,000          -           2,000
     Net loss                                            (207,036)    (207,036)
                             ---------    ---------     ---------    ---------

Balance, December 31, 1999   3,860,000    $   3,860     $(210,446)   $(206,586)
                             =========    =========     =========    =========


     The accompanying notes are an integral part of these statements

                                      4

                                   - 17 -
===============================================================================

                           CLUBCHARLIE. COM, INC.
                     (FORMERLY LOTUS ENTERPRISES, INC.)
                        (A Development Stage Entity)
                          Statements of Cash Flows


                                              Year Ended            Inception
                                         ---------------------    (01/06/93) to
                                         12/31/98     12/31/99       12/31/99
                                         ---------   ---------       ---------
Cash flows from operating activities -
  Net loss                               $  (1,100)  $(207,036)      $(210,446)
    Adjustments to reconcile net loss to
    cash used in operating activities -
      Due from related party                  -         (6,777)         (6,777)
      Common stock issued for services        -          2,000           3,860

    Changes in assets and liabilities -
      Increase in prepaid expenses            -        (13,581)        (13,581)
      Increase in payables and accruals      1,100     175,394         176,944
                                         ---------   ---------       ---------
Cash used in operating activities             -        (50,000)        (50,000)

Cash flows from investing activities -
  Acquisition of screenplay rights            -       (150,000)       (150,000)
                                         ---------   ---------       ---------
Cash used in investing activities             -       (150,000)       (150,000)

Cash flows from financing activities -
  Advances from related party                 -         50,000          50,000
  Loan to acquire screenplay rights           -        150,000         150,000
                                         ---------   ---------       ---------
Cash provided by financing activities         -        200,000         200,000

  Net increase in cash                        -           -               -
  Cash, beginning of the period               -           -               -
                                         ---------   ---------       ---------

  Cash, end of the period                $    -      $    -          $    -
                                         =========   =========       =========


Supplemental information:
  No interest or taxes were paid.
  2,000,000 shares of common stock were issued for services.


     The accompanying notes are an integral part of these statements

                                      5

                                   - 18 -
===============================================================================

                           CLUBCHARLIE. COM, INC.
                     (FORMERLY LOTUS ENTERPRISES, INC.)
                        (A Development Stage Entity)
                      Notes to the Financial Statements


1.     HISTORY AND OPERATIONS OF THE COMPANY

HISTORY. The Company was organized January 6, 1993, under the laws of the State of Nevada, as Lotus Enterprises, Inc. On February 1, 1993, the Company issued 18,600 shares of its no par value common stock for $1,860. On December 17, 1997, the State of Nevada approved the restated Articles of Incorporation, which changed the no par value common shares to par value of $.001. The Company increased its authorized capitalization to 25,000,000 common shares. Additionally, the Company approved a forward stock split on the basis of 100:1 thus increasing the outstanding common stock from 18,600 shares to 1,860,000 shares. On April 6, 1999, the State of Nevada approved the restated Articles of Incorporation, which increased its authorized capitalization to 50,000,000 common shares. The Company changed its name to Clubcharlie.com, Inc. On April 16, 1999, the Company issued 2,000,000 shares of its common stock to the three board members for services valued at $2,000.

OPERATIONS. Planned principal operations have not yet commenced; activities to date have been limited to forming the Company, assembling a management and consultant team, obtaining initial capitalization and searching for talent. In accordance with Statement of Financial Accounting Standard No.7, "Accounting and Reporting by Development Stage Enterprises," the Company is considered a development stage company. However, the Company owns screenplay rights to "The Misadventures of Charlie Chance" and intends to produce and distribute it into the wide-screen market. See Note 3.

                                   - 19 -
===============================================================================

2.     SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

CASH AND CASH EQUIVALENTS. The Company includes cash on deposit and short-term investments with original maturities less than ninety days as cash and cash equivalents in the accompanying financial statements.

ACCOUNTING ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

RESEARCH AND DEVELOPMENT. Research and development costs are expensed as incurred as required by Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs."

STOCK-BASED COMPENSATION. In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (FAS 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation is recognized.

INCOME TAXES. The Company has made no provision for income taxes because of financial statement and tax losses since its inception. A valuation allowance has been used to offset the recognition of any deferred tax assets due to the uncertainty of future realization. The use of any tax loss carryforward benefits may also be limited as a result of changes in Company ownership.

CONCENTRATION OF CREDIT RISK. The Company maintains cash and cash equivalents with a single financial institution. The Company performs evaluations of the relative credit standing of the financial institution . The Company has not sustained losses from these instruments.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments generally mature between three months and six months from the purchase date. All cash and short-term investments are classified as available for sale and are recorded at market using the specific identification method; unrealized gains and losses are reflected in other comprehensive income. Cost approximates market for all classifications of cash and short-term investments; realized and unrealized gains and losses were not material.

NET LOSS PER COMMON SHARE. Basic loss per common share (Basic EPS) excludes dilution and is computed by dividing net loss available to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Diluted loss per common share (Diluted
EPS) is similar to the computation of Basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per share. All potential common shares are anti-dilutive; therefore, Basic EPS equal Diluted EPS.

                                   - 20 -
===============================================================================

3.     COMMITMENTS AND CONTINGENCIES

GOING CONCERN CONTINGENCY. The Company has minimal capital resources presently available to meet obligations that normally can be expected to be incurred by similar companies, and with which to carry out its planned activities. These factors raise doubt about the Company's ability to continue as a going concern. Management is seeking additional equity financing to fund planned operations; management believes actions currently being taken provide the opportunity for the Company to continue as a going concern. However, there is no assurance that the Company will be able to obtain such financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

EMPLOYMENT CONTRACTS. In August 1999, the Company executed employment contracts with two officers providing management and marketing services and overseeing the establishment of the Company's operations. Each contract is for a five year term with each officer earning $150,000 per year. The contract includes an additional $600 monthly to each officer for a car allowance, permits annual increases and is renewable. If the contract is terminated "without cause," the Company is required to pay one year severance.

FILM PRODUCTION AND DISTRIBUTION. The Company intends to produce and distribute the movie "The Misadventures of Charlie Chance." The Company is presently searching for talent and negotiating production and distribution contracts; these costs are not yet determinable.

4.     RELATED PARTY TRANSACTIONS

SCREENPLAY ACQUISITION.  See Note 5.

RELATED PARTY ADVANCE. The Company received an advance of $50,000 from an uncle of an officer and director. The advance is non-interest bearing and payable on demand.

RENT. The officers of the Company currently work out of their own offices and do not allocate any charges to the Company.

RESEARCH AND DEVELOPMENT. A director provides research and development services to the Company, developing and maintaining the Company's web site. As of December 31, 1999, the Company paid $18,106 and granted 28,000 stock options for these services. See Note 6.

DUE FROM RELATED PARTY. The director who provides research and development services to the Company was overpaid by $6,777. The full balance was returned to the Company in January 2000.

                                   - 21 -
===============================================================================

5.     SCREENPLAY RIGHTS AND OBLIGATIONS

On July 13, 1999, the Company acquired "The Misadventures of Charlie Chance" screenplay rights from Charlie Chance Productions, a Canadian corporation. The screenplay, written by Zee Batal, a director and officer of the Company, owns Charlie Chance Productions. As noted on the face of the balance sheet, the screenplay is carried at cost, $150,000, also Charlie Chance Productions' cost basis. As required by Statement of Financial Accounting Standards No. 53 "Financial Reporting by Producers and Distributors of Motion Picture Films," the Company will review the carrying value of the asset periodically, and if it is determined that the screenplay will not be used in production, it will be expensed in that period. If by 2003, production has not been set, costs will be charged to production overhead.

The Company acquired the screenplay for a $150,000 non-interest bearing demand note plus royalties of 10% of net profits. Net profits are defined as gross receipts collected reduced by direct production services, general studio overhead, distribution fees and distribution expenses. The due date on the note, originally January 13, 2000, was extended to December 31, 2000. No interest has been imputed as the note is between related parties, and is due in less than one year.

6.     STOCKHOLDERS' EQUITY

DEVELOPMENT STAGE COMPANY. Generally accepted accounting principles require disclosing stock issued since inception for development stage companies. The following chart summarizes shares issued from inception January 6, 1993 to December 31, 1999.

STOCK OPTIONS. During the year ended December 31, 1999, the Company granted stock options to a director to purchase up to 28,000 shares of the Company's common stock at an exercise price of $.50 per share. These options vested immediately upon grant. As of December 31, 1999, all 28,000 options remain outstanding.

                                                  Common Stock
                                             ---------------------    Paid in
                                              Shares     Par Value    Capital
                                             ---------   ---------   ---------
Balance, Inception (January 6, 1993)              -      $    -      $    -
  February 1, 1993; Shares issued for cash,
    net of offering costs                       18,600        -          1,860
  December 17, 1997; 100:1 forward
    stock split                              1,841,400        -           -
  December 17, 1997; Change in par value
    ($0 t $.001)                                  -          1,860      (1,860)
  April 16, 1999; Shares issued for services 2,000,000       2,000        -
                                             ---------   ---------   ---------
Balance, December 31, 1999                   3,860,000   $   3,860   $    -
                                             =========   =========   =========

STOCK-BASED COMPENSATION. The Company recognized no stock-based compensation during the year ended December 31, 1999. There would be no material difference to compensation cost had the compensation cost been computed under FAS 123.

7.     SUBSEQUENT EVENTS

LINE OF CREDIT. In February 2000, the Company obtained a $100,000 line of credit from an unrelated third party at 10% per annum. Principal and interest are due and payable, on demand. At July 14, 2000, draws on the line totaled $87,500, and $12,500 remained available.

                                   - 22 -
===============================================================================

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERES, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth all of the current directors and executive officers of the Company, their ages and the offices they hold with the Company as of July 15, 2000. Executive officers and employees serve at the discretion of the Board of Directors. All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been duly elected and qualified.

DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS.

===============================================================================
Name                       Age           Position
-------------------------------------------------------------------------------
Glenn Chilton              36           Former President and Director
-------------------------------------------------------------------------------
Zee Batal                  40           Current President and Director
-------------------------------------------------------------------------------
Randolf Turrow             43           Director
-------------------------------------------------------------------------------
Roseanne Milliken          30           Former Director
===============================================================================

Glenn Chilton, age 36, was the President and director of the Company. Mr. Chilton attended the University of British Columbia and studied Geography and Marketing. Mr. Chilton's professional memberships include the American Marketing Association; the Canadian Marketing Association; and the Vancouver Board of Trade. From June 1985 to June 1987, Mr. Chilton worked as a Research Director at Tourigney, Hall and Associates on Granville Island in Vancouver, British Columbia. From February 1986 to November 1986, Mr. Chilton worked as the Guest Relations Supervisor for BC Pavilion Corporation in Vancouver, British Columbia. From June 1987 to July 31, 1996, and then again from August, 1996 to the present, Mr. Chilton has been the President and Account Director for Go Direct Marketing, a marketing agency in Vancouver, British Columbia. Mr. Chilton resigned on July 17, 2000 from both the positions of officer and director. There were no disagreements between the Company and Mr. Chilton.

Zee Batal, age 40, is the Vice President of Marketing and Sales and a director of the Company. From 1977 through 1978, Mr. Batal attended the University of Windsor. From 1996 to 1998, Mr. Batal belonged to the Vancouver chapter of the Young Entrepreneur Association. Mr. Batal recently co-wrote, developed and marketed the script entitled The Misadventures of Charlie Chance, an action adventure children's comedy. From 1996 through 1998, Mr. Batal was the President of Ultimate Cigar Company, a publicly-traded company where he established manufacturing, distribution and marketing programs. Mr. Batal currently owns a movie catering business in Vancouver. Upon Mr. Chilton's resignation, Mr. Batal has assumed the role of President and Chairman of the Board.

Randolf Turrow, age 43, is a director of the Company. For four years, Mr. Turrow studied Speech Communications at California State University, at Northridge. Mr. Turrow also completed one year of study at the Valley College of Law. Mr. Turrow's professional memberships include the Directors Guild of America and the Independent Feature Project/West. From 1988 to 1992, Mr. Turrow was the President of his own motion picture company, LA Dreams Production, Inc., and maintained an office on the Sony Studios Lot. While with LA Dreams Production, Inc., Mr. Turrow produced six feature films, two commercials and two music videos. His responsibilities included writing, script breakdown, budgeting, casting, staffing, accounting, line producing, post supervision and marketing. Mr. Turrow is also an independent film producer.

Roseanne Milliken, age 30, was a director of the Company. From 1994 to 1998, Ms. Milliken served as President of Shavick Entertainment Canada. In April 1998, Ms. Milliken founded Gynormous Pictures in Vancouver, British Columbia, which has operated as an independent producer. Ms. Milliken has produced a number of children's television series including Breaker High, Ninja Turtles and the Magician's House for UPN, Fox Kids and the BBC. She was also Executive in Charge of Production on over 25 movies.

All directors hold office until the next annual meeting of the shareholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security, or temporarily or permanently restraining any of the officers or directors of the Company from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are the officers or directors of any affiliate of the officers and directors so enjoined or entity so enjoined.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

SECTION 16(a) of the securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

                                   - 23 -
===============================================================================

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file on a timely basis during fiscal 1999.


Item 10.  EXECUTIVE COMPENSATION

Receipt of Compensation Regardless of Profitability. The officers, directors and employees of the Company may be entitled to receive significant compensation, payments and reimbursements regardless of whether the Company operates at a profit or a loss. Any compensation received by the officers, directors and management personnel of the Company will be determined from time to time by the Board of Directors of the Company. Officers, directors and management personnel of the Company will be reimbursed for any out-of-pocket expenses incurred on behalf of the Company.

Remuneration of Officers. Specified below, in tabular form, is the aggregate annual remuneration of the Company's President and the most highly compensated executive officers other than the President who were serving as executive officers at the end of the Company's last completed fiscal year.

                        SUMMARY COMPENSATION TABLE
                                    Annual Compensation                Long-Term Compensation
                              ------------------------------   --------------------------------------
                                                Other Annual   Restricted   Securities    All Other
Name and                      Salary    Bonus   Compensation     Stock      Underlying   Compensation
Principal Position    Year    ($)(1)     ($)        ($)        Awards ($)   Options(#)       ($)
------------------    ----    ------   ------   ------------   ----------   ----------   ------------
Glenn Chilton         1999         0      -        $  500           -            -             -
Former President
and Former Director

Zee Batal             1999         0      -        $1,000           -            -             -
Current President
and Director

Randolf Turrow        1999         0      -        $  500           -            -             -
Director

--------------------

(1) The Company accrued salary expenses of $75,000 for both Mr. Chilton and Mr. Balal as of December 31, 1999. The Company as of July 15, 2000 has not made payment on the accrued salaries.

                                   - 24 -
===============================================================================

                    OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth certain information regarding stock options granted to the named executive officers during the fiscal year ended
December 31, 1999. No stock appreciation rights were granted to these individuals during such year.

                                  Individual Grants
                    ------------------------------------------
                    Number of     Percent of
                    Securities    Total Options
                    Underlying    Granted to       Exercise or
                    Options       Employees in     Base Price     Expiration
Name                Granted (#)   Fiscal Year(1)   ($/Sh)         Date
----                -----------   --------------   ------------   ----------
Glenn Chilton            -              -             $0.000           --
Former President
and Former Director

Zee Batal                -              -             $0.000           --
Current President
and Director

Randolf Turrow           -              -             $0.000           --
Director
--------------------

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION VALUES

The following table sets forth certain information with respect to the exercise of stock options during the fiscal year ended December 31, 1999 by the named executive officers and the number and value of unexercised options held by each of the named executive officers as of December 31, 1999:

                    Shares                Number of Securities Under-   Value of Unexercised
                   Acquired               lying Unexercised Options     In-the- Money Options at
                      on        Value    at Fiscal Year-End (#)        Fiscal Year-End ($)
                   Exercise   Realized   ---------------------------   ---------------------------
Name                 (#)        ($)      Exercisable   Unexercisable   Exercisable   Unexercisable
                   --------   --------   -----------   -------------   -----------   -------------
Glenn Chilton          -          -           0              0             $0              $0
Former President
and Former Director

Zee Batal              -          -           0              0             $0              $0
Current President
and Director

Raldolf Turrow         -          -           0              0             $0              $0
Director

--------------------

Remuneration of Directors. As of July 15, 2000, no compensation has been paid to any of the directors of the Company for their services as directors.

                                   - 25 -
===============================================================================

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the Company's Common Stock beneficially owned as of July 15, 2000 (i) by each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock and (ii) by each of the Company's directors, Named Executive Officers and by all executive officers and directors as a group.

NAME AND ADDRESS                SHARES OWNED    PERCENTAGE OF CLASS
-----------------------------   -------------   -------------------
Glenn Chilton, Former               500,000            12.95%
President and Former Director
Los Angeles, California

Zee Batal, Current                1,000,000            25.90%
President and Director
Los Angeles, California

Randolf Turrow, Director            500,000            12.95%
Los Angeles, California

Directors and Officers as a       2,000,000            51.8%
group



Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions. On or about July 13, 1999, the Company and Charlie Chance Productions, a Canadian corporation ("Charlie Chance") entered into an Original Screenplay Acquisition Agreement ("Agreement"). According to the terms of the Agreement, the Company purchased from Charlie Chance all rights, title and interest in all properties, interests, rights and claims to the original story plot entitled "The Misadventures of Charlie Chance". In exchange, the Company agreed to execute a promissory note in favor of Charlie Chance in the amount of One Hundred Fifty Thousand Dollars ($150,000.00). The promissory note includes a repayment term of six (6) months and bore no interest. The Company also agreed to execute a royalty agreement whereby Charlie Chance would be entitled to ten percent (10%) of the net profits. Zee Batal, an officer and a director of the Company, is the sole officer, sole director and sole shareholder of Charlie Chance.

                                   - 26 -
===============================================================================

The Company did not pay the $150,000.00 when it was due on January 13, 2000, but rather negotiated a six-month extension of the due date. The Company is conducting a private placement pursuant to Section 4(2) of the Securities Act of 1933 ("Act") and Rule 506 of Regulation D. No shares to date have been purchased pursuant to the private placement offering.

Affiliates of former director Thomas Stringham have provided certain website construction services to the Company. As of December 31, 1999, the Company paid this director $18,106 and granted 28,000 stock options for these services. The director was overpaid by $6,777. The full balance was returned to the Company in January 2000. The Company no longer utilizes these services.

The Company received an advance of $50,000 from an uncle of an officer and director of the Company. The advance is non-interest bearing and payable on demand.

Through June 30, 2000, the officers of the Company worked out of their own offices and did not allocated any charges to the Company.

Employment Contracts. The Company entered into employment contracts with Glenn Chilton and Zee Batal. In his capacity as President of the Company, Mr. Chilton will receive $150,000 a year from the Company. In his capacity as Vice President of Sales and Marketing, Zee Batal will receive $150,000 a year from the Company. Neither officer has received any remuneration and the salaries have been accrued and not paid as of the date of this filing.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)  Listed below are the documents filed as a part of this report:

          1.   Financial Statements and the Independent Auditors' Report:

          2.   Financial Statement Schedules:

          3.   Exhibits:

               3.1 *     Amended and Restated Certificate of Incorporation

               3.2 *     Bylaws of the ClubCharlie.com, Inc.

              10.1 *     Original Screenplay Acquisition Agreement with
                             Charlie Chance Productions, Inc.

              10.2 *     Employment Agreement with Glen Chilton

              10.3 *     Employment Agreement with Zee Batel

              23.1       Consent of Independent Auditors

              27         Financial Data Schedule


                    * Incorporated by reference to the Company's Form 10-SB12G filed with the Securities and Exchange Commission on December 13, 1999.

          (b) The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1999.



                                   - 27 -
===============================================================================

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  July 31, 2000                   By:  /s/ Zee Batal
       -------------                            --------------
                                                Zee Batal
                                                President


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  July 31, 2000                   By:  /s/ Zee Batal
       -------------                            --------------
                                                Zee Batal
                                                President and Director

Date:  July 31, 2000                   By:  /s/ Randolf Turrow
       -------------                            --------------
                                                Randolf Turrow
                                                Director

                                   - 28 -
===============================================================================