Form 10QSB
period 2000-03-31
CLUBCHARLIE COM INC
filed 2000-08-01
CIK 1098226

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER 000-28485

                            CLUBCHARLIE.COM, INC.
                          --------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   NEVADA                               88-0380343
                  --------                              ----------
       (STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

       4275 EXECUTIVE SQUARE, SUITE 1180 LA JOLLA, CALIFORNIA   92037
       ------------------------------------------------------   -----
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (877) 882-5822

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



===============================================================================

                             TABLE OF CONTENTS

                                                                 PAGE
PART I     FINANCIAL INFORMATION.................................  2

Item 1.    Financial Statements..................................  3

           Balance Sheet.........................................  5

           Statement of Operations for the Three Months
             Ended March 31, 1999 and 2000.......................  6

           Statement of Cash Flows For the Three Months
             Ended March 31, 1999 and 2000.......................  7

           Notes to Financial Statements
             as of March 31, 2000................................  8

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations....... 12


PART II    OTHER INFORMATION..................................... 13

Item 1:    Legal Proceedings..................................... 13

Item 2:    Changes in Securities................................. 13

Item 3:    Defaults Upon Senior Securities....................... 13

Item 4:    Submission of Matters to a Vote of Security Holders... 13

Item 5:    Other Information..................................... 13

Item 6(a): Exhibits.............................................. 13

Item 6(b): Reports on Form 8-K................................... 13

SIGNATURES....................................................... 14


                                   -  2 -
===============================================================================

PART I - FINANCIAL INFORMATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS.

This Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties, which could cause actual results to differ materially from those, described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors, which could cause such results to differ materially from those described in the forward-looking statements, and elsewhere in, or incorporated by reference into this Form 10-QSB.

Item 1  Financial Statements


                           CLUBCHARLIE. COM, INC.
                     (FORMERLY LOTUS ENTERPRISES, INC.)
                        (A Development Stage Entity)

                            Financial Statements
                            as of March 31, 2000,
                         For the three months ended
                           March 31, 1999 and 2000
                                 and from
                        Inception (January 6, 1993)
                          through March 31, 2000


                             TABLE OF CONTENTS

                                                                    Page
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .  1

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

Statements of Operations . . . . . . . . . . . . . . . . . . . . . .  3

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . .  4

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . .5-8


                                   -  3 -
===============================================================================


Independent Accountants' Report


To the Board of Directors
Clubcharlie.com, Inc.

We have reviewed the accompanying balance sheets of Clubcharlie.com, Inc. (a
Nevada corporation) as of March 31, 1999, and the related statements of operations and cash flows for the three months ended March 31, 1999 and March 31, 2000, in accordance with Statements on Standard for Accounting and Review Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is the representation of the management of Clubcharlie.com, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted principles.

As discussed in Note 3, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

The financial statements for the year ended December 31, 1999, were audited by us, and we expressed an unqualified opinion on them in our report dated
July 14, 2000, but we have not performed any auditing procedures since that date.

STRABALA, RAMIREZ & ASSOCIATES, INC.

July 17, 2000
Irvine, California


                                   -  4 -
===============================================================================

                           CLUBCHARLIE. COM, INC.
                     (FORMERLY LOTUS ENTERPRISES, INC.)
                        (A Development Stage Entity)

                               Balance Sheets

                                                         12/31/99    03/31/00
                                                         ---------   ---------
                       ASSETS
     Current assets:
       Cash                                              $    -      $   9,428
       Due from related party                                6,777        -
       Prepaid expenses                                     13,581        -
                                                         ---------   ---------
     Total current assets                                   20,358       9,428

     Screenplay rights, at cost                            150,000     150,000
                                                         ---------   ---------

     Total Assets                                        $ 170,358   $ 159,428


       LIABILITIES AND STOCKHOLDERS'EQUITY

     Current liabilities:
       Accounts payable and accrued liabilities          $ 149,182     214,273
       Related party advance                                50,000      50,000
       Line of credit                                         -         31,250
       Amounts due officers and directors                   27,762      22,862
                                                         ---------   ---------
     Total current liabilities                             226,944     318,385

     Related party acquisition loan for screenplay         150,000     150,000

     Commitments and contingencies (See Note 3)               -           -

     Stockholders' equity:
       Common stock, $0.001 par value; 50,000,000 shares     3,860       3,860
       authorized; 3,860,000 shares issued and
       outstanding at December 31, 1999 and March 31, 2000
       Deficit accumulated during development             (210,446)   (312,817)
                                                         ---------   ---------
     Total stockholders' equity                           (206,586)   (308,957)
                                                         ---------   ---------

     Total Liabilities and Stockholders' Equity          $ 170,358   $ 159,428
                                                         =========   =========


                See accompanying notes and accountant's report.

                                      2

                                   -  5 -
===============================================================================

                           CLUBCHARLIE. COM, INC.
                     (FORMERLY LOTUS ENTERPRISES, INC.)
                        (A Development Stage Entity)

                          Statements of Operations

                                          Three months ended        Inception
                                         ---------------------    (01/06/93) to
                                         03/31/99     03/31/00       03/31/00
                                         ---------   ---------       ---------
     Revenue                             $    -      $    -          $    -

     Costs and expenses
       Salaries                               -         75,000         200,000
       Marketing                              -           -             15,273
       Research and development               -          2,000          20,106
       Professional services                  -         22,688          45,069
       General and administrative             -          2,683          32,369
                                         ---------   ---------       ---------
     Net Loss                            $    -      $(102,371)      $(312,817)
                                         =========   =========       =========

     Net loss per share available
     to common stockholders:
       Basic and Diluted                 $    -      $  (0.03)       $  (0.15)

     Weighted average number of
     common shares outstanding           1,860,000   3,860,000       2,106,740


                See accompanying notes and accountant's report.

                                      3

                                   -  6 -
===============================================================================

                           CLUBCHARLIE. COM, INC.
                     (FORMERLY LOTUS ENTERPRISES, INC.)
                        (A Development Stage Entity)

                          Statements of Cash Flows

                                          Three months ended        Inception
                                         ---------------------    (01/06/93) to
                                         03/31/99     03/31/00       03/31/00
                                         ---------   ---------       ---------
Cash flows from operating activities -
  Net loss                               $    -      $(102,371)      $(312,817)
    Adjustments to reconcile net loss to
    cash used in operating activities -
      Common stock issued for services        -          2,000           3,860


    Changes in assets and liabilities -
      Increase in payables                    -         78,549         237,135
                                         ---------   ---------       ---------
Cash provided by operating activities         -        (21,822)        (71,822)

Cash from investing activities -
  Acquisition of screenplay rights            -       (150,000)       (150,000)
                                         ---------   ---------       ---------
Cash used in investing activities             -       (150,000)       (150,000)

Cash from financing activities -
  Advances from related party                 -           -             50,000
  Loan from unrelated third party             -         31,250          31,250
  Loan to acquire screenplay rights           -        150,000         150,000
                                         ---------   ---------       ---------
Cash provided by financing activities         -        181,250         231,250

  Net increase in cash                        -          9,428           9,428
  Cash, beginning of the period               -           -               -
                                         ---------   ---------       ---------

  Cash, end of the period                     -          9,428           9,428
                                         =========   =========       =========

Supplemental information:
  No interest or taxes were paid.
  2,000,000 shares of common stock were issued for services.

                See accompanying notes and accountant's report.

                                      4

                                   -  7 -
===============================================================================

                           CLUBCHARLIE. COM, INC.
                     (FORMERLY LOTUS ENTERPRISES, INC.)
                        (A Development Stage Entity)

                     Notes to the Financial Statements


1.     HISTORY AND OPERATIONS OF THE COMPANY.

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

OPERATIONS. Planned principal operations have not yet commenced; activities to date have been limited to forming the Company, assembling a management and consultant team, obtaining initial capitalization and searching for talent. In accordance with Statement of Financial Accounting Standard No.7, the Company is considered a development stage company. However, the Company owns screenplay rights to "The Misadventures of Charlie Chance" and intends to produce and distribute it into the wide-screen market. See Note 3.

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

                                   -  8 -
===============================================================================

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

CONCENTRATION OF CREDIT RISK. The Company maintains cash and cash equivalents with a single financial institution. The Company performs evaluations of the relative credit standing of the financial institution. The Company has not sustained losses from these instruments.

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

                                   -  9 -
===============================================================================

3.     COMMITMENTS AND CONTINGENCIES

LINE OF CREDIT. In February 2000, the Company obtained $100,000 a line of credit from an unrelated third party at 10% per annum. As of March 31, 2000, draws totaled $31,250 and $68,740 remained available; interest expense of $426 has been accrued. Principal and interest are due and payable, on demand. As of July 14, 2000, draws on the line of credit totaled $87,500 and $12,500 remained available.

GOING CONCERN CONTINGENCY. The Company has minimal capital resources presently available to meet obligations that normally can be expected to be incurred by similar companies, and with which to carry out its planned activities. These factors raise doubt about the Company's ability to continue as a going concern. Management is seeking additional equity financing to fund planned operations; management believes actions currently being taken provide the opportunity for the Company to continue as a going concern. However, there is no assurance that the Company will be able to obtain such financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                   - 10 -
===============================================================================

RENT. The officers of the Company currently work out of their own offices and do not allocate any charges to the Company.

RESEARCH AND DEVELOPMENT. A director provides research and development services to the Company, developing and maintaining the Company's web site. As of March 31, 2000, the Company paid $20,106 and granted stock options of 28,000 shares for these services. See Note 6.

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

6.     STOCKHOLDERS' EQUITY

DEVELOPMENT STAGE COMPANY. Generally accepted accounting principles require disclosing stock issued since inception for development stage companies. The following chart summarizes shares issued from inception January 6, 1993 to March 31, 2000.

                                                  Common Stock
                                             ---------------------    Paid in
                                              Shares     Par Value    Capital
                                             ---------   ---------   ---------
Balance, Inception (January 6, 1993)              -      $    -      $    -
  February 1, 1993; Shares issued for cash,
    net of offering costs                       18,600        -          1,860
  December 17, 1997; 100:1 forward
    stock split                              1,841,400        -           -
  December 17, 1997; Change in par value
    ($0 t $.001)                                  -          1,860      (1,860)
  April 16, 1999; Shares issued for services 2,000,000       2,000        -
                                             ---------   ---------   ---------
Balance, March 31, 2000                      3,860,000   $   3,860   $    -
                                             =========   =========   =========

STOCK OPTIONS. During the year ended December 31, 1999, the Company granted stock options to a director to purchase up to 28,000 shares of the Company's common stock at an exercise price of $.50 per share. These options vested immediately upon grant. As of March 31, 2000, all 28,000 options remain outstanding.

STOCK-BASED COMPENSATION. The Company recognized no stock-based compensation during the period ended March 31, 1999. There would be no material difference to compensation cost had the compensation cost been computed under FAS 123.

                                   - 11 -
===============================================================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

SECURITIES LITIGATION REFORM ACT.

Except for the historical information contained herein, the matters discussed in this Form 10-QSB are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services, prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

PLAN OF OPERATIONS.

We have not realized any revenue from operations. The Company generated no revenues during the quarter ended March 31, 2000, and management does not anticipate any revenue until following the completion and production of the movie and the Internet affinity program.

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

Liquidity and Capital Resources. The Company has cash of $9,428 as of March 31, 2000.

At July 14, 2000, the Company had no material commitments for capital expenditures. The Company is dependent upon its ability to raise additional financing through various means. The Company has borrowed funds from an unrelated party at a nominal interest rate; the total amount drawn against this line of borrowings is approximately $87,500 as of July 14, 2000.

Expenses. During the quarter ended March 31, 2000, the Company incurred $75,000 in salaries, $2,000 in research and development costs, and $22,688 in professional services and $2,683 in general administrative expenses associated with its business operations compared with $0.00 for all of these categories in the comparable quarter of 1999.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is not subject to any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company.


Item 2. CHANGES IN SECURITIES

The Company did not issue any additional equity securities during the quarter ended March 31, 2000 which were not registered under the Securities Act of 1933, as amended.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There have been no matters requiring a vote put forth.

Item 5. OTHER INFORMATION

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

Item 6. EXHIBIT AND REPORTS ON FORM 8-K

        a)   Exhibits

             23.1 Independent Accountant's Consent

             27.1 Financial data schedule filed herewith.

        b)   Reports on Form 8-K

             None.


                                   - 13 -
===============================================================================

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  July 31, 2000                   By:  /s/ Zee Batal
                                            ------------------
                                                Zee Batal
                                                President

   In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  July 31, 2000                   By:  /s/ Zee Batal
                                            ------------------
                                                Zee Batal
                                                President


Date:  July 31, 2000                   By:  /s/ Randolf Turrow
                                            ------------------
                                                Randolf Turrow
                                                Director

                                   - 14 -
===============================================================================