Form 10QSB
period 2000-06-30
CLUBCHARLIE COM INC
filed 2000-08-16
CIK 1098226

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      FOR THE QUARTER ENDED June 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

                       COMMISSION FILE NUMBER 000-28485

                            CLUBCHARLIE.COM, INC.
                          -------------------------
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

As of August 11, 2000, there were 3,860,000 shares of the Registrant's common stock, $.001 par value per share, issued and outstanding.


===============================================================================

                             TABLE OF CONTENTS


                                                                 PAGE

PART I     FINANCIAL INFORMATION.................................  2

Item 1.    Financial Statements..................................  3

           Balance Sheets......................................... 5

           Statement of Operations for the Three Months
             Ended June 30, 1999 and 2000........................  6

           Statement of Operations for the Six Months
             Ended June 30, 1999 and 2000........................  7

           Statement of Cash Flows for the Six Months
             Ended June 30, 1999 and 2000........................  8

           Notes to Financial Statements
             as of June 30, 2000.................................  9

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations....... 13


PART II    OTHER INFORMATION..................................... 14

Item 1:    Legal Proceedings..................................... 14

Item 2:    Changes in Securities................................. 14

Item 3:    Defaults Upon Senior Securities....................... 14

Item 4:    Submission of Matters to a Vote of Security Holders... 14

Item 5:    Other Information..................................... 14

Item 6(a): Exhibits.............................................. 14

Item 6(b): Reports on Form 8-K................................... 14

SIGNATURES....................................................... 15


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

Item 1.    Financial Statements


                           CLUBCHARLIE.COM, INC.
                     (FORMERLY LOTUS ENTERPRISES, INC.)
                        (A Development Stage Entity)

                            Financial Statements
                            as of June 30, 2000,
                            For the periods ended
                           June 30, 1999 and 2000
                                 and from
                        Inception (January 6, 1993)
                          through June 30, 2000



                             TABLE OF CONTENTS



                                                                    Page

Independent Accountants' Report  . . . . . . . . . . . . . . . . .   1

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . .   2

Statements of Operations (three months)  . . . . . . . . . . . . .   3

Statements of Operations (six months)  . . . . . . . . . . . . . .   4

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . .   5

Notes to Financial Statements  . . . . . . . . . . . . . . . . . .  6-9


                                   -  3 -
===============================================================================

Independent Accountants' Report


To the Board of Directors
Clubcharlie.com, Inc.

We have reviewed the accompanying balance sheet of Clubcharlie.com, Inc. (a Nevada corporation) as of June 30, 2000, and the related statements of operations and cash flows for the six months ended June 30, 2000 and 1999, in accordance with Statements on Standard for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Clubcharlie.com, Inc.

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

As discussed in Note 2, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

The financial statements for the year ended December 31, 1999, were audited by us, and we expressed an unqualified opinion on them in our report dated
July 14, 2000, but we have not performed any auditing procedures since that date.


STRABALA, RAMIREZ & ASSOCIATES, INC.

August 11, 2000
Irvine, California

                                   -  4 -
===============================================================================

                           CLUBCHARLIE.COM, INC.
                     (FORMERLY LOTUS ENTERPRISES, INC.)
                        (A Development Stage Entity)

                              Balance Sheets

                                                         12/31/99    06/30/00
                                                         ---------   ---------
                                                         (audited)  (unaudited)
                       ASSETS
     Current assets:
       Cash                                              $    -      $   7,641
       Due from related party                                6,777        -
       Prepaid expenses                                     13,581        -
                                                         ---------   ---------
       Total current assets                                 20,358       7,641

     Screenplay rights, at cost                            150,000     150,000
                                                         ---------   ---------

     Total Assets                                        $ 170,358   $ 157,641
                                                         =========   =========

       LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)

     Current liabilities:
       Accounts payable                                  $  24,182   $  15,179
       Related party advance                                50,000      50,000
       Line of credit                                         -         81,250
       Amounts due officers and directors                  152,762     273,864
       Related party acquisition loan                      150,000     150,000
                                                         ---------   ---------
     Total current liabilities                             376,944     570,293

     Commitments and contingencies (See Note 2)               -           -

     Stockholders' equity (deficit):
       Common stock, $0.001 par value; 50,000,000 shares     3,860       3,860
       authorized; 3,860,000 shares issued and
       outstanding at December 31, 1999 and June 30, 2000
       Deficit accumulated during development             (210,446)   (416,512)
                                                         ---------   ---------
     Total stockholders' equity (deficit)                 (206,586)   (412,652)
                                                         ---------   ---------

     Total Liabilities and Stockholders' Equity(Deficit) $ 170,358   $ 157,641
                                                         =========   =========


                See accompanying notes and accountant's report.

                                      2

                                   -  5 -
===============================================================================

                           CLUBCHARLIE.COM, INC.
                     (FORMERLY LOTUS ENTERPRISES, INC.)
                        (A Development Stage Entity)

                          Statements of Operations

                                          Three months ended
                                         ---------------------
                                         06/30/99     06/30/00
                                         ---------   ---------
                                        (unaudited) (unaudited)
     Revenue                             $    -      $    -

     Costs and expenses
       Salaries and director's fees          2,000      75,000
       Marketing                              -          4,200
       Research and development               -          6,000
       Professional services                 5,912       3,135
       General and administrative            1,764      15,360
                                         ---------   ---------
     Net Loss                            $  (9,676)  $(103,695)
                                         =========   =========

     Net loss per share available
     to common stockholders:
       Basic and Diluted                 $  (0.00)   $  (0.03)
                                         =========   =========
     Weighted average number of
     common shares outstanding           3,508,352   3,860,000
                                         =========   =========

                See accompanying notes and accountant's report.

                                      3

                                   -  6 -
===============================================================================

                           CLUBCHARLIE.COM, INC.
                     (FORMERLY LOTUS ENTERPRISES, INC.)
                        (A Development Stage Entity)

                          Statements of Operations

                                           Six months ended        Inception
                                         ---------------------   (01/06/93) to
                                         06/30/99     06/30/00      06/30/00
                                         ---------   ---------     ---------
    (unaudited) (unaudited)   (unaudited)
     Revenue                             $    -      $    -         $   -

     Costs and expenses
       Salaries and director's fees          2,000      150,000        275,000
       Marketing                              -           4,200         19,473
       Research and development               -           8,000         26,106
       Professional services                 5,912       22,533         48,204
       General and administrative            1,764       21,333         47,729
                                         ---------    ---------      ---------
     Net Loss                            $  (9,676)  $ (206,066)    $ (416,512)
                                         =========    =========      =========

     Net loss per share available
     to common stockholders:
       Basic and Diluted                 $  (0.00)   $   (0.05)     $   (0.19)
                                         =========    =========      =========
     Weighted average number of
     common shares outstanding           2,688,729    3,860,000      2,165,139
                                         =========    =========      =========

                See accompanying notes and accountant's report.

                                      4

                                   -  7 -
===============================================================================

                           CLUBCHARLIE.COM, INC.
                     (FORMERLY LOTUS ENTERPRISES, INC.)
                        (A Development Stage Entity)

                          Statements of Cash Flows

                                           Six months ended        Inception
                                         ---------------------   (01/06/93) to
                                         06/30/99     06/30/00      06/30/00
                                         ---------   ---------     ---------
                                        (unaudited) (unaudited)   (unaudited)
Cash flows from operating activities -
  Net loss                               $  (9,676)  $(206,066)    $(416,512)
    Adjustments to reconcile net loss to
    cash used in operating activities -
      Common stock issued for services       2,000        -            2,000

    Changes in assets and liabilities -
      Decrease in current assets              -         13,581          -
      Increase in current liabilities        7,676     118,876       339,043
                                         ---------   ---------     ---------

Cash provided by operating activities         -        (73,609)      (75,469)

Cash used in investing activities             -           -             -

Cash from financing activities -
  Proceeds from issuance of common stock      -           -            1,860
  Loan from unrelated third party             -         81,250        81,250
                                         ---------   ---------     ---------

Cash provided by financing activities         -         81,250        83,110


  Net increase in cash                        -          7,641         7,641
  Cash, beginning of the period               -           -             -
                                         ---------   ---------     ---------


  Cash, end of the period                $    -      $   7,641     $   7,641
                                         =========   =========     =========

Supplemental information:

No interest or taxes were paid.

2,000,000 shares of common stock were issued for services during the six months ended June 30, 1999.

A $150,000 loan payable was entered into between the Company and a related party for the acquisition of screenplay rights on July 13, 1999.


                See accompanying notes and accountant's report.

                                      5

                                   -  8 -
===============================================================================

                           CLUBCHARLIE.COM, INC.
                     (FORMERLY LOTUS ENTERPRISES, INC.)
                        (A Development Stage Entity)


                     Notes to the Financial Statements


1.         HISTORY AND OPERATIONS OF THE COMPANY.

HISTORY. The Company was organized January 6, 1993, under the laws of the State of Nevada, as Lotus Enterprises, Inc. On February 1, 1993, the Company issued 18,600 shares of its no par value common stock for $1,860. On
December 17, 1997, the State of Nevada approved the restated Articles of Incorporation, which changed the no par value common shares to par value of $.001. The Company increased its authorized capitalization to 25,000,000 common shares. Additionally, the Company approved a forward stock split on the basis of 100:1 thus increasing the outstanding common stock from 18,600 shares to 1,860,000 shares. On April 6, 1999, the State of Nevada approved filed the restated Articles of Incorporation, which increased its authorized capitalization to 50,000,000 common shares. The Company changed its name to Clubcharlie.com, Inc. On April 16, 1999, the Company issued 2,000,000 shares of its common stock to the three board members for services valued at $2,000. No stock has been issued since April 16, 1999.

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

2.         COMMITMENTS AND CONTINGENCIES

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

PLAN OF OPERATIONS.

We have not realized any revenue from operations. The Company generated no revenues during the quarter ended June 30, 2000, and management does not anticipate any revenue until following the completion and production of the movie and the Internet affinity program.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant efforts have been undertaken regarding the film and television series production, the marketing of the film and television series productions, and sponsorship programs. The Internet affinity program efforts will also commence upon the beginning of the film and television Production.

We believe that the main sources of our revenue will be (i) film and television series production revenues from foreign distribution and domestic theatrical, home video, pay-per-view, pay cable and basic cable distribution; (ii) commissions, licensing fees or other compensation received from the sale of our products or our corporate partners' products and services; (iii) advertising and sponsorship revenues earned from website banner ads and web-based publications; (iv) enrollment and annual renewal fees of as much as $10 per card holder charged by attributing "negative point" balances to membership cards; (v) transaction fees on loyalty purchases made by our card holders on our website or at a point-of sale at a participating merchant location; (vi) interest earned on money being held by us for the future redemption of membership points; (vii) breakage revenues received from unredeemed points; and
(viii) database access fees.

Our success is materially dependent upon our ability to satisfy additional financing requirements. We are reviewing our options to raise additional capital. In order to satisfy our requisite budget, management has held and continues to conduct negotiations with various investors. We anticipate that these negotiations will result in additional investment capital for us. Our operations involve risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we will need to raise additional capital to develop, promote and conduct our operations. Additional capital may be raised through public or private financing as well as borrowings and other sources. There can be no assurance that additional funding will be available under favorable terms. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain products and services that we would not otherwise relinquish.

Liquidity and capital resources. The Company had a cash balance of $7,641 as of June 30, 2000. Current liabilities exceeded current assets by $562,652.

At August 11, 2000, the Company had no material commitments for capital expenditures. The Company is dependent upon its ability to raise additional financing through various means. The Company has borrowed funds from an unrelated party at a nominal interest rate; the total amount drawn against this line of borrowings is approximately $100,000 as of August 11, 2000.

Expenses. During the three months ended June 30, 2000, the Company incurred $75,000 in salaries, $4,200 in marketing, $6,000 in research and development (website) costs, $3,135 in professional services, and $15,360 in general administrative expenses associated with its business operations compared with $9,676 for all of these categories for the three months ended June 30, 1999.

Expenses. During the six months ended June 30, 2000, the Company incurred $150,000 in salaries, $4,200 in marketing, $8,000 in research and development (website) costs, $22,533 in professional services, and $21,333 in general administrative expenses associated with its business operations compared with $9,676 for all of these categories for the six months ended June 30, 1999.

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


                                   - 13 -
===============================================================================

PART II -  OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS

The Company is not subject to any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company.


Item 2.    CHANGES IN SECURITIES

The Company did not issue any additional equity securities during the quarter ended June 30, 2000 which were not registered under the Securities Act of 1933, as amended.


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

           b)   Reports on Form 8-K

                None.


                                   - 14 -
===============================================================================

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 15, 2000                   By:  /s/ Zee Batal
                                            ------------------
                                                Zee Batal
                                                Director
President


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  August 15, 2000                   By:  /s/ Zee Batal
                                            ------------------
                                                Zee Batal
                                                Director
                                                President


Date:  August 15, 2000                   By:  /s/ Randolf Turrow
                                            ------------------
                                                Randolf Turrow
                                                Director


Date:  August 15, 2000                   By:  /s/ Kenneth Yonika
                                            ------------------
                                                Kenneth Yonika, CPA
                                                Director
                                                Chief Financial Officer


                                   - 15 -
===============================================================================