Form 10QSB
period 2000-09-30
CLUBCHARLIE COM INC
filed 2000-11-13
CIK 1098226

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      FOR THE QUARTER ENDED September 30, 2000

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

As of November 10, 2000, there were 7,967,500 shares of the Registrant's common stock, $.001 par value per share, issued and outstanding.


===============================================================================

                             TABLE OF CONTENTS

                                                                 PAGE
PART I     FINANCIAL INFORMATION.................................  2

Item 1.    Financial Statements..................................  3

           Balance Sheets......................................... 5

           Statement of Operations for the Three Months
             Ended September 30, 1999 and 2000...................  6

           Statement of Operations for the Nine Months
             Ended September 30, 1999 and 2000...................  7

           Statement of Cash Flows for the Nine Months
             Ended September 30, 1999 and 2000...................  8

           Notes to Financial Statements
             as of September 30, 2000............................  9

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

Item 1.    Financial Statements


                           CLUBCHARLIE.COM, INC.
                     (FORMERLY LOTUS ENTERPRISES, INC.)
                        (A Development Stage Entity)

                             Financial Statements
                            as of September 30, 2000,
                           and for the periods ended
                          September 30, 1999 and 2000
                                   and from
                        Inception (January 6, 1993)
                           through September 30, 2000


                             TABLE OF CONTENTS

                                                                  Page
Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . .   2

Statements of Operations (three months)  . . . . . . . . . . . . .   3

Statements of Operations (nine months) . . . . . . . . . . . . . .   4

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . .   5

Notes to Financial Statements  . . . . . . . . . . . . . . . . . .  6-9

                                   -  3 -
===============================================================================

                                   -  4 -
===============================================================================

                           CLUBCHARLIE.COM, INC.
                     (FORMERLY LOTUS ENTERPRISES, INC.)
                        (A Development Stage Entity)

                              Balance Sheets

                                                         12/31/99    09/30/00
                                                         ---------   ---------
                                                         (audited)  (unaudited)
                       ASSETS
     Current assets:
       Cash                                              $    -      $   1,497
       Due from related party                                6,777        -
       Prepaid expenses                                     13,581        -
                                                         ---------   ---------
       Total current assets                                 20,358       1,497

     Screenplay rights, at cost                            150,000     150,000
                                                         ---------   ---------

     Total assets                                        $ 170,358   $ 151,497
                                                         =========   =========

       LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)

     Current liabilities:
       Accounts payable                                  $  24,182   $  24,745
       Related party advance                                50,000      50,000
       Line of credit                                         -          1,500
       Amounts due officers and directors                  152,762      26,213
       Related party acquisition loan                      150,000     135,000
                                                         ---------   ---------
     Total current liabilities                             376,944     237,458

     Commitments and contingencies (See Note 2)               -           -

     Stockholders' equity (deficit):
       Common stock, $0.001 par value; 50,000,000 shares     3,860       7,967
       authorized; 3,860,000 and 7,967,500 shares issued
       and outstanding at December 31, 1999
       and September 30, 2000, respectively
       Additional paid in capital                             -        397,643
       Subscription receivable                                -        (81,500)
       Deficit accumulated during development             (210,446)   (410,071)
                                                         ---------   ---------
     Total stockholders' equity (deficit)                 (206,586)    (85,961)
                                                         ---------   ---------

    Total liabilities and stockholders' equity (deficit) $ 170,358   $ 151,497
                                                         =========   =========


                See accompanying notes and accountant's report.

                                      2

                                   -  5 -
===============================================================================

                           CLUBCHARLIE.COM, INC.
                     (FORMERLY LOTUS ENTERPRISES, INC.)
                        (A Development Stage Entity)

                          Statements of Operations

                                          Three months ended
                                         ---------------------
                                         09/30/99     09/30/00
                                         ---------   ---------
                                        (unaudited) (unaudited)
     Revenue                             $    -      $    -

     Costs and expenses
       Salaries and director's fees         50,000      77,500
       Marketing                             2,010       3,888
       Research and development              4,952       5,425
       Professional services                 1,700      16,190
       General and administrative           14,368      28,056
                                         ---------   ---------
     Net loss before other income          (73,030)   (131,059)

     Other Income
       Gain on extinguishments of debt        -        137,500
                                         ---------   ---------
     Net income (loss)                   $ (73,030)  $   6,441
                                         =========   =========

     Net loss per share available
     to common stockholders:
       Basic and diluted                 $   (0.02)  $    0.00
                                         =========   =========
     Weighted average number of
     common shares outstanding           3,860,000   5,115,833
                                         =========   =========

                See accompanying notes and accountant's report.

                                      3

                                   -  6 -
===============================================================================

                           CLUBCHARLIE.COM, INC.
                     (FORMERLY LOTUS ENTERPRISES, INC.)
                        (A Development Stage Entity)

                          Statements of Operations

                                           Nine months ended       Inception
                                         ---------------------   (01/06/93) to
                                         09/30/99      09/30/00     09/30/00
                                         ---------    ---------    ---------
                                        (unaudited)  (unaudited)  (unaudited)
     Revenue                             $    -       $    -       $    -

     Costs and expenses
       Salaries and director's fees         52,000      152,500      352,500
       Marketing                             2,010        8,088       23,361
       Research and development              4,952       13,425       31,531
       Professional services                 7,612       38,723       64,394
       General and administrative           16,132       49,389       75,785
                                         ---------    ---------    ---------
     Net loss before other income          (82,706)    (262,125)    (547,571)

     Other Income
       Gain on extinguishments of debt        -          62,500      137,500
                                         ---------    ---------    ---------
     Net income (loss)                   $ (82,706)   $(199,625)   $(410,071)
                                         =========    =========    =========

     Net loss per share available
     to common stockholders:
       Basic and diluted                 $   (0.03)   $   (0.05)   $   (0.18)
                                         =========    =========    =========
     Weighted average number of
     common shares outstanding           3,082,222    4,278,611    2,276,855
                                         =========    =========    =========

                See accompanying notes and accountant's report.

                                      4

                                   -  7 -
===============================================================================

                           CLUBCHARLIE.COM, INC.
                     (FORMERLY LOTUS ENTERPRISES, INC.)
                        (A Development Stage Entity)

                          Statements of Cash Flows

                                           Nine months ended        Inception
                                         ---------------------   (01/06/93) to
                                         09/30/99     09/30/00      09/30/00
                                         ---------   ---------     ---------
                                        (unaudited) (unaudited)   (unaudited)
Cash flows from operating activities -
  Net loss                               $ (82,706)  $(199,625)    $(410,071)
    Adjustments to reconcile net loss to
    cash used in operating activities -
      Common stock issued for services       2,000     201,750       203,750

    Changes in assets and liabilities -
      Decrease in current assets              -         20,358           -
      Increase in current liabilities       80,713    (125,986)      102,818
                                         ---------   ---------     ---------
Cash provided by (used in)
  operating activities                           7    (103,503)     (103,503)

Cash used in investing activities             -           -             -

Cash from financing activities -
  Proceeds from issuance of common stock      -        118,500       118,500
  Payment on related party loan               -        (15,000)      (15,000)
  Loans from unrelated third parties, net     -          1,500         1,500
                                         ---------   ---------     ---------

Cash provided by financing activities         -        105,000       105,000


  Net increase in cash                           7       1,497         1,497
  Cash, beginning of the period               -           -             -
                                         ---------   ---------     ---------


  Cash, end of the period                $       7   $   1,497     $   1,497
                                         =========   =========     =========

Supplemental information:

No interest or taxes were paid.

2,000,000 shares of common stock were issued for services during the nine months ended September 30, 1999.

2,017,500 shares of common stock were issued for services during the nine months ended September 30, 2000.

$137,500 in accrued officers salary was forgiven by an officer of the Company during the nine months ended September 30, 2000. In addition $150,000 in accrued officers salary was converted into common stock of the Company.

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

OPERATIONS. Planned principal operations have not yet commenced; activities to date have been limited to forming the Company, assembling a management and consulting team, obtaining financial commitments and investments into the Company and searching for the proper acting talent. In accordance with Statement of Financial Accounting Standard No.7, the Company is considered a development stage company. However, the Company owns screenplay rights to "The Misadventures of Charlie Chance" and intends to produce and distribute it into the wide-screen market.

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

3.          RELATED PARTY TRANSACTIONS

FORGIVENESS OF DEBT. During the quarter ended September 30, 2000, Mr. Glen Chilton, former Director, President and Chief Executive Officer of the Company forgave his salary that had been accruing since July 1999. The total amount that had accrued as of June 30, 2000 was $137,500. This amount was forgiven upon the resignation of Mr. Chilton and surpasses his employment agreement entered into during 1999.

PAYMENT TO RELATED PARTY. During the quarter ended September 30, 2000, the Company paid $15,000 to Charley Chance Productions, the production company owned by the Company's current President and Chief Executive Officer, Mr. Zee Batal. This payment is made pursuant to the Acquisition Loan entered into during 1999 purchasing the rights and title to the "Adventures of Charley Chance."

CONVERSION OF ACCRUED SALARY. The Company and its current President and Chief Executive Officer entered into an agreement whereby the Company would issue Mr. Batal 1,500,000 shares of common stock of the Company in satisfaction of Mr. Batal's salary through the period ending July 31, 2000 and beginning August 1, 1999 for a total of $150,000 in salary pursuant to his employment contract.


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

PLAN OF OPERATIONS.

We have not realized any revenue from operations. The Company generated no revenues from operations during the quarter ended September 30, 2000, and management does not anticipate any operating revenue until following the completion and production of the movie and the Internet affinity program. The Company however did recognize forgiveness of debt, in the form of accrued officers salary to its former president and chief executive officer. Mr. Chilton forgave the $137,500 of accrued officers salary through June 30, 2000.

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

Liquidity and capital resources. The Company had a cash balance of $1,497 as of September 30, 2000. Current liabilities exceeded current assets by $235,961.

As of September 30, 2000, the Company had no material commitments for capital expenditures. The Company is dependent upon its ability to raise additional financing through various means. The Company had borrowed funds from an unrelated party at a nominal interest rate; the total amount drawn against this line of borrowings was approximately $100,000. The unrelated party converted their note payable into common stock of the Company. The Company issued 1,000,000 shares of restricted stock for the $100,000. The Company also entered into another agreement with unrelated party to subscribe to common stock of the Company. As of September 30, 2000 the Company had received $18,500, and as of November 10, 2000, $25,000. The Company expects to receive the remaining portion of the subscribed common stock of the Company before the fourth quarter has closed. The Company has also begun a private placement of common stock of the Company with a maximum offering of $1,000,000 at a price of $0.25 per share only to accredited investors. The Company has received considerable
Counter Market. The Company continues to pay for its services and expenditures through the use of issuing common stock. The Company believes with proper financing and working capital in place that the Company will discontinue the use of issuing shares in lieu of cash payment.

Expenses. During the nine months ended September 30, 2000, the Company incurred $152,500 in officer salary and directors fees (compared to $52,000 for the same period in 1999), $8,088 in marketing (compared to $2,010 for the same period in 1999), $13,425 in research and development (website) costs (compared to $4,952 for the same period in 1999), $38,723 in professional services (compared to $7,612 for the same period in 1999), and $49,389 in general administrative expenses (compared to $16,132 for the same period in 1999) associated with its business operations. The total increase in expenditures for the nine months ended September 30, 2000 were $262,125 compared with $82,706 for the nine months ended September 30, 1999, an increase of $179,419 or 216.9% from the period before.

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


Item 2.    CHANGES IN SECURITIES

The Company issued the following securities during the quarter ended September 30, 2000, which were not registered under the Securities Act of 1933, as amended.

1,500,000 shares of common stock to an officer of the Company as consideration and settlement of accrued salary of $150,000.

1,000,000 shares of common stock in the aggregate to four unrelated parties as consideration of cancellation of a note payable in the amount of $100,000.

400,000 shares of common stock to two directors of the Company as consideration for services as directors of the Company totaling $40,000 in value.

117,500 shares of common stock to three vendors of the Company as consideration for the payment of services and product totaling $11,750.

1,000,000 shares of common stock issued pursuant to a subscription receivable in the amount of $100,000 to four unrelated parties.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           None


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There have been no matters requiring a vote put forth.


Item 5.    OTHER INFORMATION

The Company participated in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the NASDAQ Stock Market, under the trading symbol "CLUC". The Company's common stock had closed at a low of $1/32 and a high of $2 7/16 for the 52-week period ending January 20, 2000. As of January 21, 2000, the Company failed to comply with eligibility requirements specified in Rule 6530 and therefore should have been de-listed from the OTC Bulletin Board on January 21, 2000. However, although the Company notified the OTC Bulletin Board Compliance Unit of its failure to so comply, the Company was not de-listed until March 8, 1999. The Company anticipates that it will be re-listed to trade on the OTC Bulletin Board after the Company has complied with all of the review comments imposed on it by the NASD Reviewer. The Company believes that it is very near in completing this task through the assistance of legal counsel and its market maker. The Company continues to comply with all of its filing requirements imposed upon it by the Securities and Exchange Commission.


Item 6.    EXHIBIT AND REPORTS ON FORM 8-K

           a)   Exhibits


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


Date:  November 10, 2000                   By:  /s/ Zee Batal
                                            ------------------
                                                Zee Batal
                                                Director
President


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  November 14, 2000                   By:  /s/ Zee Batal
                                            ------------------
                                                Zee Batal
                                                Director
                                                President



Date:  November 14, 2000                   By:  /s/ Kenneth Yonika
                                            ------------------
                                                Kenneth Yonika, CPA
                                                Director
                                                Chief Financial Officer


                                   - 15 -
===============================================================================