Form 10KSB
period 2000-12-31
CLUBCHARLIE COM INC
filed 2001-05-25
CIK 1098226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO


                       COMMISSION FILE NUMBER 000-28485

       Viastar Holdings, Inc. (formerly known as ClubCharlie.com, Inc.)
                          --------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  NEVADA                               88-0380343
       -------------------------------             ------------------
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

       4275 EXECUTIVE SQUARE, SUITE 1180 LA JOLLA, CALIFORNIA   92037
       ----------------------------------------------------------------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (877) 882-5822


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  COMMON STOCK,
     PAR VALUE $.001 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [ ]

The Registrant has not realized any revenue from operations for the year ended December 31, 2000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of the common stock as of the close of business on May 15, 2001, was approximately $ 193,000.

As of May 15, 2001, there were 9,930,000 shares of the Registrant's common stock, $.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one)   Yes [ ]   No [X]

===============================================================================

VIASTAR HOLDINGS, INC.
FORM 10-KSB ANNUAL REPORT

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

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

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


Item  1.  DESCRIPTION OF BUSINESS

BUSINESS ORGANIZATION. The Company was organized January 6, 1993, under the laws of the State of Nevada, as Lotus Enterprises, Inc. on February 1, 1993. The Company issued 18,600 shares of its no par value common stock for $1,860. On December 17, 1997, the State of Nevada approved the Restated Articles of Incorporation, which increased its authorized capital to 25,000,000 common shares, the change of no par value common shares to par value of $.001, and a forward stock split of 100:1 thus increasing the outstanding common stock from 18,600 shares to 1,860,000 shares. On April 6, 1999, the State of Nevada approved the Restated Articles of Incorporation, which increased its authorized capital to 50,000,000 common shares. The Company changed its name to ClubCharlie.com, Inc. The Company on January 22, 2001 held a special shareholders meeting and voted on a name change to Viastar Holdings, Inc.
The Company received acceptance from the State of Nevada approving the Certificate Amending Articles of Incorporation.

BUSINESS OF COMPANY. The Company and management intend to develop numerous portfolios in the field of media and entertainment. Viastar's primary portfolio, ClubCharlie.com, is a multimedia marketing company integrating motion picture and television production with e-commerce and database development. The Company plans to produce, distribute and market children and family films domestically and internationally. The Company also plans to design and develop websites, establish membership programs emphasizing the characters and themes of its productions and develop corporate partnerships, all with an emphasis on the interests and needs of children and their families.

Clubcharlie.com creates the community model by providing a membership with distinctively focused information and by allowing members to merge meaningful content with communication. Clubcharlie.com further enhances the value proposition and "sense of community" with a card-based loyalty program that provides recognition and exclusive benefits at a variety of affiliated locations. In addition, the exposure generated by the film and television series ensures a continuing stream of new consumers for member acquisition.

The Company is designed to answer and exploit the demands of the growing multimedia digital programming industry. The "Clubcharlie" series, taken from and made popular by the theatrical release, is dedicated to creating a high profile, low budget, innovative network television series with tremendous after-market, cross-platform and reuse potential. Clubcharlie as a multimedia production profit center will further augment profits electronically by utilizing the same recorded images, personnel, and equipment for multiple uses.

To realize a higher yield from each project, the Company will solicit partners and license rights to secure outside financing through private investors and/or distributors to produce projects that merit exploitation in the digital domain.

The Company intends to penetrate the market rapidly through a series of strategic initiatives, including:

*    Establishing a website, which will become the definitive "portal for kids"
* Establishing a relationship with a non-profit organization that provides a platform to attract parental support and corporate partners.
* Establishing a series of corporate partnerships with organizations interested in increasing customer loyalty within the Clubcharlie.com audience of kids and their families.
* Producing a feature film and accompanying television series that respects the sensibilities of today's kids yet provides a positive role model.
* Creating a loyalty membership program that provides kids with a series of on-line and off-line benefits and recognition. Central to this program is the membership card and Personal Identification Number (PIN), which entitles members to benefits and discounts at participating restaurants, attractions or retailers, and may also provide calling card and debit card capabilities.
* Creating a "currency" in the form of "Go Points" that can be earned or redeemed on-line, with participating vendors and corporate partners.

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

MOTION PICTURE AND TELEVISION PRODUCTION. We anticipate that we will produce original motion pictures and television shows based on either recognizable published story material or classic plays that have had successful theatrical runs or have been critically acclaimed. We anticipate that this strategy will attract recognizable talent who will adjust their normal salaries to accommodate modestly budgeted productions. For character portrayal, we intend to take advantage of proven talent. We, as an independent provider of made for TV movies, intend to market "G-rated" movies, taking advantage of what we perceive as the need for "high-profile - low budget" classical children's and family film productions. We believe that these types of films may be profitable with low budgets ($3 - 5 million to produce) and the stories have built-in name and story recognition. We intend to build a network of relationships with theatrical, videocassette and television distributors in territories outside of the United States. Screenplay Acquisitions. During July 1999, the Company acquired the rights, title and interest to the original story plot entitled, "The Misadventures of Charlie Chance" from Charlie Chance Productions, a Canadian corporation ("Charlie Chance"). We plan to develop, produce and distribute the film sometime in the future.

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
===============================================================================

The market for Internet content is relatively new, rapidly changing and significantly competitive. We expect competition for Internet content to continue to increase and if we cannot compete effectively, our business could be harmed. Moreover, we expect the number of websites competing for the attention and spending of users, advertisers and sponsors to continue to increase, because there are so few barriers to entry on the Internet. Increased competition could result in advertising or sponsorship price reductions, reduced margins or loss of market share, any of which could harm our business. Competition will probably increase significantly, as new companies enter the market and current competitors expand their services. Many of our potential competitors will probably enjoy substantial competitive advantages, including
(i) larger numbers of users; (ii) larger numbers of advertisers; (iii) greater brand recognition; (iv) more fully developed e-commerce opportunities;
(v) larger technical, production and editorial staffs; and (vi) substantially greater financial, marketing, technical and other resources. If we do not compete effectively or if we experience any pricing pressures, reduced margins or loss of market share resulting from increased competition, our business could be adversely affected. In the future, we expect to have competition in the various special interests, demographic and geographic markets addressed by media properties that are being developed. This competition may include companies that are larger and better capitalized than we are and that has expertise and established brand recognition in these markets. There can be no assurance that our competitors will not develop Internet-related products and services that are superior to those of ours or that achieve greater market acceptance than our productions, products or services.

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

The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and customer demands, and frequents new product introductions and enhancements. For example, to the extent that higher bandwidth Internet access becomes more widely available using cable modems or other technologies, we may be required to make significant changes to the design and content of our online properties in order to compete effectively. Our failure to adapt to these or any other technological developments effectively could adversely affect our business, operating results, and financial condition. Increasing users is critical to increasing revenues. If we cannot increase the number of our users we may not be able to generate additional revenues, which could leave us unable to maintain or grow our business. To increase the number of our users, we must
(i) expand our content and communities; (ii) expand our network of distribution partners; and (iii) increase brand recognition by advertising and syndication. If we do not achieve these objectives to increase the number of our users, our business could be harmed. Additionally, a significant element of our business strategy is to develop loyal online communities, because we believe such communities help retain actively engaged users. However, the concept of developing these communities on the Web is unproven, and if we are not successful, then it may be more difficult to increase the number of users.


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

Our systems may fail due to natural disasters, telecommunications failures and other events, any of which would limit user traffic. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage our communications hardware and computer hardware operations for our website and cause interruptions in our services. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting our website. If any of these circumstances were to occur, our business could be harmed. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures of or interruptions in our systems. We do not presently have a formal disaster recovery plan. Our website will eventually be required to accommodate a significant traffic and deliver frequently updated information. The website may experience slower response times or decreased traffic for a variety of reasons. In addition, our users will depend on Internet Service Providers ("ISP's"), Online Service Providers ("OSP's") and other website operators for access to our website. Many of these providers and operators have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Any of these system failures could harm our business.

COMPETITION IN THE FILM INDUSTRY. The business in which we intend to engage in is significantly competitive. Each of our primary business operations is subject to competition from companies, which, in some instances, have greater production, distribution and capital resources than us. We compete for relationships with a limited supply of facilities and talented creative personnel to produce our films. We will compete with major motion picture studios, such as Warner Brothers and The Walt Disney Company, in addition to animation production companies, including Hanna Barbara and Film Roman, for the services of writers, animators, actors and other creative personnel and specialized production facilities. We also anticipate that we will compete with a large number of United States-based and international distributors of children's films, including The Walt Disney Company, Warner Brothers, and Nickelodeon in the production of films expected to appeal to international audiences. More generally, we anticipate we will compete with various other leisure-time activities, such as home videos, movie theaters, personal computers and other alternative sources of children's entertainment.

The production and distribution of theatrical productions, television animation, videocassettes and videodisks are significantly competitive businesses, as each competes with the other, in addition to other forms of entertainment and leisure activities, including video games and on-line services, such as the Internet. There is also active competition among all production companies in these industries for services of producers, directors, actors and others and for the acquisition of literary properties. The increased number of theatrical films released in the United States has resulted in increased competition for theater space and audience attention. Revenues for film entertainment products depend in part on general economic conditions, but the competitive situation of a producer of films is still greatly affected by the quality of, and public response to, the entertainment product that such producer makes available to the marketplace. There is strong competition throughout the home video industry, both from home video subsidiaries of several major motion picture studios and from independent companies, as well as from new film viewing opportunities such as pay-per-view.


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

COMPLIANCE WITH GOVERNMENT REGULATION OF THE FILM INDUSTRY. The following does not purport to be a summary of all present and proposed federal, state and local regulations and legislation relating to the production and distribution of film entertainment and related products; rather, the following attempts to identify those aspects that could affect our business. Also, other existing legislation and regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, are currently the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals, which could affect, in various manners, the methods in which the industries involved in film entertainment operate.

Audiovisual works, such as television programs and motion pictures, are not included in the terms of the General Agreement on Trade and Tariffs Treaty. As a result, many countries, including members of the European Union, is able to enforce quotas that restrict the number of United States produced feature films, which may be distributed in such countries. Although the quotas generally apply only to television programming and not to theatrical exhibitions of motion pictures, there can be no assurance that additional or more restrictive theatrical or television quotas will not be enacted or that existing quotas will not be more strictly enforced. Additional or more restrictive quotas or more stringent enforcement of existing quotas could materially or adversely limit our ability to exploit our productions completely.

Voluntary industry embargoes or United States government trade sanctions to combat piracy, if enacted, could impact the amount of revenue that we realize from the international exploitation of our productions. The Motion Picture Industry, including us, may continue to lose an indeterminate amount of revenue as a result of motion picture piracy. The Code and Ratings Administration of the Motion Picture Association of America assigns ratings indicating age group suitably for the theatrical distribution for motion pictures. United States television stations and networks, in addition to foreign governments, impose additional restrictions on the content of motion pictures, which may restrict, in whole or in part, theatrical or television exhibitions in particular territories. Congress and the Federal Trade Commission are considering, and in the future may adopt, new laws, regulations and policies regarding a wide variety of matters that may affect, directly or indirectly, the operation, ownership and profitably of our business.


Item  2.  DESCRIPTION OF PROPERTY

THE COMPANY'S FACILITIES. Through May 15, 2001, the Company occupies facilities provided by one or more of the Company's directors at no charge to the Company. The Company's previous office space was located at 10717 Wilshire Boulevard, Suite 1104, Los Angeles, California 90024. The Company moved it's corporate offices during fiscal year 2000 to 4275 Executive Square, Suite 1180, La Jolla, California 92037. The Company's current offices are part of an executive suite with secretarial services. The Company rents the space on a monthly basis between $300 to $500 per month based on usage of services only.

The Company's web sites are http://www.viastarholdings.com and http://www.clubcharlie.com.


                                    -  9 -
===============================================================================

Item  3.  LEGAL PROCEEDINGS

The Company is neither subject to any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company.

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A vote of a majority of the shareholders was made on January 22, 2001 to change the Company's name to Viastar Holdings, Inc. The Company on January 24, 2001 received acceptance of the Restated Articles of Incorporation by the State of Nevada and applied for a symbol change to VIST on the Bulletin Board.



PART II


Item  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

The Company participates in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the NASDAQ Stock Market, under the trading symbol "VIST". The Company prior to January 29, 2001 traded under the symbol "CLUC" signifying the Company's previous name as ClubCharlie.com, Inc. and prior to May 21, 1999 traded under the symbol "LUTS" signifying the Company's previous name as Lotus Enterprises, Inc. The Company for the period April 18, 2000 through December 19, 2000 had little trading activity due to its delisting from the Bulletin Board.

The following sets forth the quarterly high and low bid prices during 2000 as reported on OTC-BB. These prices are based on quotations between dealers, which do not reflect retail markup, markdown or commissions and may not reflect actual transactions.

                                                    PRICE
                                          --------------------------
            QUARTER ENDED                  HIGH                LOW
          ------------------              ------              ------
              March 31, 2000              $0.85               $0.25
               June 30, 2000              $1.00               $0.06
          September 30, 2000              $1.00               $0.06
           December 31, 2000              $0.31               $0.01

The Company is authorized to issue 50,000,000 shares of $.001 par value common stock. As of May 15, 2001, 9,930,000 shares of the Company's common stock were issued and outstanding to 52 shareholders of record. The Company believes that there are approximately 300 shareholders of the Company's common stock as beneficial holders in street name.

DIVIDEND POLICY

The Company has never paid a cash dividend on its common stock. We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings, if any, for the development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2000 the Company made the following issuances and sales of securities in reliance upon the exemption provided by
Section 4(2) of the Securities Act of 1933.

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

122,000 shares of common stock to three vendors of the Company as consideration for the payment of services and product totaling $12,200.

1,000,000 shares of common stock issued pursuant to a subscription receivable in the amount of $100,000 to four entities in which the CFO is involved with in a management capacity.

40,000 shares of common stock issued to three investors pursuant to a private placement the Company conducted for total consideration of $10,000.

Each of the above persons or entity is a sophisticated investor and each has a pre-existing business relationship with the Company. All of the shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and all of the shares were issued without an underwriter.

All of the transactions referred to above are exempt from the registrations requirements of the Securities Act of 1933, as amended, by virtue of the
Section 4(2) thereof covering transactions not involving any public offering or involving no "offer" or "sale."

The Company has not issued any equity securities during the year ended December 31, 2000, which were not registered under the Securities Act of 1933, as amended.


                                    - 10 -
===============================================================================

Item  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SECURITIES LITIGATION REFORM ACT

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

PLAN OF OPERATION.

We have not realized any revenue from operations. The Company generated no revenues during the year ended December 31, 2000, and management does not anticipate any revenue until following the completion and production of the movie and the Internet affinity program.

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

LIQUIDITY AND CAPITAL RESOURCES.  The Company has no cash as of
December 31, 2000. The Company has maintained its payment of vendors from borrowings from its officers and directors or through the receipt of subscriptions receivable.

As of May 15, 2001, the Company had no material commitments for capital expenditures. The Company is dependent upon its ability to raise additional financing through various means. The Company has entered into a subscription receivable related to the issuance of 1,000,000 shares for $100,000.
The Company received a portion of that subscribed to stock before year end in the amount of $30,500, and as of May 15, 2001 another $15,000. The Company is also conducting a 506 private placement offering in the amount of $500,000, due to market conditions and the Company's financial condition, the Company has received only $10,000 as of May 15, 2001.

EXPENSES. During 2000, the Company's primary expenses were $225,000 in salaries, and $64,860 in professional fees associated with its business operations compared with $32,601 in salaries and $12,381 in professional fees in 1999. The Company also incurred $112,898 in general and administrative expenses during 2000, compared with $26,276 for 1999. Additionally, the Company during the year ended December 31, 2000 wrote down the capitalized value of its screen play $50,000 because no significant progress was made towards production during the year.

IMPACT OF THE YEAR 2000. The Year 2000 (commonly referred to as "Y2K") issue results fro fact that many computer programs were written using two, rather than four, digits to identify the applicable year. As a result, computer programs with a time sensitive software may recognize a two-digit code for any year I the next century as related to this century. For example, "00", entered in a date-field for the year 2000, may be interpreted as the year 1900, resulting in system failures or miscalculations and disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities. While it is still early to soon to state positively that the Y2K transition has passed without mishap, we believe that Y2K issues will not have a material adverse affect on our business.


                                    - 12 -
===============================================================================

Item  7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             VIASTAR HOLDINGS,INC.
                       (FORMERLY CLUBCHARLIE.COM, INC.)
                         (A Development Stage Entity)

                             Financial Statements
                         as of and for the years ended
                          December 31, 1999 and 2000
                                   and from
                          Inception (January 6, 1993)
                           through December 31, 2000

                              TABLE OF CONTENTS

                                                                    Page
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .  1

Audited Financial Statements:

     Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . .  2

     Statements of Operations  . . . . . . . . . . . . . . . . . . .  3

     Statements of Stockholders' Equity  . . . . . . . . . . . . . .  4

     Statements of Cash Flows  . . . . . . . . . . . . . . . . . . .  5

     Notes to Financial Statements . . . . . . . . . . . . . . . . . 6-9

                                    - 13 -
===============================================================================

                         Independent Auditors' Report


To:   The Board of Directors of
      ViaStar Holdings,Inc.

I have audited the accompanying balance sheets of ViaStar Holdings, Inc.
(a Nevada corporation) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the period then ended and from Inception (January 6, 1993) through December 31, 2000. These statements are the responsibility of the Company's management.
My responsibility is to express an opinion on these statements based on the audit.

I conducted the audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ViaStar Holdings, Inc.
as of December 31, 2000 and 1999 and the results of its operations and cash flows for the period then ended and from Inception (January 6, 1993) through December 31, 2000, in conformity with generally accepted accounting principles.

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


Manuel J. Ramirez, CPA


May 21, 2001
Irvine, California

                                    - 14 -
===============================================================================

                             VIASTAR HOLDINGS,INC.
                       (FORMERLY CLUBCHARLIE.COM, INC.)
                         (A Development Stage Entity)

                                Balance Sheets

                                                         12/31/99    12/31/00
                                                         ---------   ---------
                         ASSETS
     Current assets:
       Cash                                              $    -      $    -
       Due from related party                                6,777        -
       Prepaid expenses                                     13,581        -
                                                         ---------   ---------
         Total current assets                               20,358        -

     Screenplay rights, at cost                            150,000     100,000
                                                         ---------   ---------

     Total Assets                                        $ 170,358   $ 100,000
                                                         =========   =========


      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     Current Liabilities:
       Accounts payable and accrued liabilities          $  24,182    $ 25,844
       Related party advance                                50,000      50,000
       Amounts due officers and directors
            including salaries                             152,762      64,010
                                                         ---------   ---------
         Total current liabilities                         226,944     139,854

     Related party acquisition loan for screenplay         150,000     118,800

     Commitments and contingencies (See Note 3)               -           -

     Stockholders' equity:
       Common stock, $0.001 par value; 50,000,000 shares     3,860       7,922
         authorized; 3,860,000 and 7,922,500 shares issued
         and outstanding at December 31, 1999 and 2000
       Subscription Receivable                                -        (69,500)
       Additional Paid in Capital                             -        545,638
       Deficit accumulated during development             (210,446)   (642,714)
                                                         ---------   ---------
         Total stockholders' equity (deficit)             (206,586)   (158,654)
                                                         ---------   ---------

     Total Liabilities and Stockholders' Equity          $ 170,358     100,000
                                                         =========   =========

       The accompanying notes are an integral part of these statements.

                                    - 15 -
===============================================================================

                             VIASTAR HOLDINGS,INC.
                       (FORMERLY CLUBCHARLIE.COM, INC.)
                         (A Development Stage Entity)

                           Statements of Operations

                                              Year Ended            Inception
                                         ---------------------    (01/06/93) to
                                         12/31/99     12/31/00       12/31/00
                                         ---------   ---------       ---------
     Revenue                             $    -      $    -          $    -

     Costs and expenses
       Salaries                            125,000     225,000         350,000
       Marketing                            15,273       9,156          24,429
       Research and development             18,106      12,875          30,981
       Professional fees                    32,601      64,860          97,461
       General and administrative           16,056      70,377          89,843
       Write down of screenplay rights        -         50,000          50,000
                                         ---------   ---------       ---------

     Net loss                            $(207,036)  $(432,268)      $(642,714)
                                         =========   =========       =========

     Net loss per share available to
       common stockholders:
       Basic and Diluted                   $(0.06)     $(0.08)         $(0.26)
     Weighted average number of common
       shares outstanding                3,279,178   5,364,164       2,464,688

       The accompanying notes are an integral part of these statements.

                                    - 16 -
===============================================================================

                             VIASTAR HOLDINGS,INC.
                       (FORMERLY CLUBCHARLIE.COM, INC.)
                         (A Development Stage Entity)

                      Statements of Stockholders' Equity

                                                                                   Accumulated
                                  Common Stock         Additional                  Deficit
                             ----------------------    Paid in       Subscription  During
                               Shares     Par Value    Capital       Receivable    Development     Total
                             ---------    ---------    ----------    ---------     ---------       ---------
Balance, Inception
  (January 6, 1993)               -       $    -        $    -       $    -         $   -          $    -

  February 1, 1993, Shares
    Issued for cash net of
    offering cost               18,600         -            1,860         -             -              1,860
                             ---------    ---------    ----------    ---------     ---------       ---------
Balance, December 31, 1993      18,600         -            1,860         -             -              1,860

    Net loss                                                                          (2,310)         (2,310)

  December 17, 1997; 100:1
    Forward stock split      1,841,400         -             -            -             -               -

  December 17, 1997; Change
    in par value ($0 to $.001)                1,860        (1,860)        -             -               -
                             ---------    ---------    ----------    ---------     ---------       ---------

Balance, December 31, 1997   1,860,000        1,860          -            -           (2,310)           (450)
    Net loss                                                 -            -           (1,100)         (1,100)
                             ---------    ---------    ----------    ---------     ---------       ---------

Balance, December 31, 1998   1,860,000        1,860          -            -           (3,410)         (1,550)
  April 16, 1999; Shares
    issued for services
    (at par)                 2,000,000        2,000          -            -             -              2,000

    Net loss                                                                        (207,036)       (207,036)
                             ---------    ---------    ----------    ---------     ---------       ---------
Balance, December 31, 1999   3,860,000        3,860          -            -         (210,446)       (206,586)

  July 27, 2000; Shares
    issued for services
    ($0.10 per share)        2,022,000        2,022       200,178         -             -            202,200
    July 27, 2000; Donated
    Services                      -            -          137,500         -             -            137,500
  August 23, 2000 Shares
    issued for conversion
    of Notes Payable
    ($0.10 per share)        1,000,000        1,000        99,000         -             -            100,000
  September 15, 2000 Shares
    issued for subscription
    receivable ($0.10 per
    share)                   1,000,000        1,000        99,000      (69,500)         -             30,500
  December 4, 2000 Shares
    Issued for cash
    ($0.25 per share)           40,000           40         9,960         -             -             10,000

    Net loss                                                                        (432,268)       (432,268)
                             ---------    ---------    ----------    ---------     ---------       ---------
Balance, December 31, 2000   7,922,000    $   7,922    $  545,638     $(69,500)    $(642,714)      $(158,654)
                             =========    =========    ==========    =========     =========       =========

       The accompanying notes are an integral part of these statements.

                                       4

                                    - 17 -
===============================================================================

                             VIASTAR HOLDINGS,INC.
                       (FORMERLY CLUBCHARLIE.COM, INC.)
                         (A Development Stage Entity)

                           Statements of Cash Flows

                                              Year Ended            Inception
                                         ---------------------    (01/06/93) to
                                         12/31/99     12/31/00      12/31/00
                                         ---------   ---------      ---------
Cash flows from operating activities -
  Net loss                               $(207,036)  $(432,268)     $(642,714)
    Adjustments to reconcile net loss to
    cash used in operating activities -
      Write down of screenplay right          -         50,000         50,000
      Donated services                        -        137,500        137,500
      Common stock issued for services       2,000     202,200        206,060

    Changes in assets and liabilities -
      Prepaid expenses                     (13,581)     13,581           -
      Due from related party                (6,777)      6,777           -
      Current liabilities                  225,394     (87,090)       139,854
                                         ---------   ---------      ---------
Cash used in operating activities             -       (109,300)      (109,300)

Cash flows from investing activities -
  Acquisition of screenplay rights        (150,000)       -          (150,000)
                                         ---------   ---------      ---------
Cash used in investing activities         (150,000)       -          (150,000)

Cash flows from financing activities -
  Loan to acquire screenplay rights        150,000        -           150,000
  Payment on screenplay loan                           (31,200)       (31,200)
  Cash received for stock issued              -         40,500         40,500
  Proceeds on loan advance                    -        100,000        100,000
                                         ---------   ---------      ---------
Cash provided by financing activities         -        109,300        109,300

  Net increase in cash                        -           -              -
  Cash, beginning of the period               -           -              -
                                         ---------   ---------      ---------

  Cash, end of the period                $    -      $    -         $    -
                                         =========   =========      =========


Supplemental information:
  - No interest or taxes were paid.
  - 2,022,000 shares of common stock were issued for services.
  - $137,500 in accrued officers salaries were forgiven and treated as contributed capital
  - $100,000 loaned in 2000 was converted to 1,000,000 shares of common stock.

       The accompanying notes are an integral part of these statements.

                                       5

                                    - 18 -
===============================================================================

                             VIASTAR HOLDINGS,INC.
                       (FORMERLY CLUBCHARLIE.COM, INC.)
                         (A Development Stage Entity)

                      Notes to the Financial Statements



1.        HISTORY AND OPERATIONS OF THE COMPANY

HISTORY AND BUSINESS ORGANIZATION. The Company was organized January 6, 1993, under the laws of the State of Nevada, as Lotus Enterprises, Inc. on February 1, 1993. The Company issued 18,600 shares of its no par value common stock for $1,860. On December 17, 1997, the State of Nevada approved the Restated Articles of Incorporation, which increased its authorized capital to 25,000,000 common shares. The change of no par value common shares to par value of $.001, and a forward stock split of 100:1 thus increasing the outstanding common stock from 18,600 shares to 1,860,000 shares. On April 6, 1999, the State of Nevada approved the Restated Articles of Incorporation, which increased its authorized capital to 50,000,000 common shares. The Company changed its name to ClubCharlie.com, Inc. The Company on January 22, 2001 held a special shareholders meeting and voted on a name change to Viastar Holdings, Inc. The Company received acceptance from the State of Nevada approving the Certificate Amending Articles of Incorporation.

OPERATIONS. Planned principal operations have not yet commenced; activities to date have been limited to forming the Company, assembling a management and consultant team, obtaining initial capitalization and searching for talent.
The Company owns screenplay rights to "The Misadventures of Charlie Chance" and intends to produce and distribute it to the wide-screen market. See Note 3. In accordance with Statement of Financial Accounting Standard No.7, "Accounting and Reporting by Development Stage Enterprises," the Company is considered a development stage company.

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

RESEARCH AND DEVELOPMENT. Research and development costs related to the Company's website are expensed as incurred as required by Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs," and EITF 00-2, "Accounting For Website Development Costs".

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

RECLASSIFICATION. Certain balances in the accompanying statements from the prior year have been reclassified to conform to the current year's presentations.

                                    - 20 -
===============================================================================

3.        COMMITMENTS AND CONTINGENCIES

GOING CONCERN CONTINGENCY. The Company has minimal capital resources presently available to meet obligations that normally can be expected to be incurred by similar companies, and with which to carry out its planned activities. These factors raise doubt about the Company's ability to continue as a going concern. Management is seeking additional equity financing to fund planned operations; management believes actions currently being taken provide the opportunity for the Company to continue as a going concern. However, there is no assurance that the Company will be able to obtain such financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

EMPLOYMENT CONTRACTS. In August 1999, the Company executed employment contracts with two officers providing management and marketing services and overseeing the establishment of the Company's operations. During fiscal year 2000, an employment contract with one of the officers was mutually voided and all unpaid salaries and severance requirements were waived. This has been treated as contributed capital in the accompanying financial statements.
The remaining contract is for a five year term with the remaining officer earning $150,000 per year. The contract includes an additional $600 monthly to each officer for a car allowance, permits annual increases and is renewable. If the contract is terminated "without cause," the Company is required to pay one-year severance.

FILM PRODUCTION AND DISTRIBUTION. The Company intends to produce and distribute the movie "The Misadventures of Charlie Chance." The Company is presently searching for talent and negotiating production and distribution contracts; these costs are not yet determinable.


4.        RELATED PARTY TRANSACTIONS

SCREENPLAY ACQUISITION.  See Note 5.

RELATED PARTY ADVANCE. The Company received an advance of $50,000 from a relative of an officer and director. The advance is non-interest bearing and payable on demand.

RENT. The officers of the Company currently work out of their own offices and do not allocate any charges to the Company.

RESEARCH AND DEVELOPMENT. During 1999, a director provided research and development services to the Company, developing and maintaining the Company's website. During the year ended December 31, 1999, the Company paid $18,106 and granted 28,000 stock options for these services. These stock options expired
on December 31, 2000.   See Note 6.

DUE FROM RELATED PARTY. The director who provided research and development services to the Company was overpaid by $6,777. The full balance was returned to the Company in January 2000.

CONTRIBUTED CAPITAL. In July 2000, Mr. Glen Chilton, former director, President and Chief Executive Officer of the Company resigned his position and forgave his salary that had been accruing since July 1999. The total amount that had accrued as of June 30, 2000 was $137,500. As noted in Note 3 this has been treated as contributed capital in the accompanying financial statements.

PAYMENT TO RELATED PARTY. During 2000, the Company paid $31,200 to Charley Chance Productions, pursuant to the Acquisition Loan entered into during 1999. See Note 5.

CONVERSION OF ACCRUED SALARY.  The Company and its current President and
Chief Executive officer entered into an agreement whereby the company would issue Mr. Batal 1,500,000 shares of common stock of the company in satisfaction of Mr. Batal's salary through the period ending July 31, 2000 and beginning August 1, 1999 for a total of $150,000 in salary pursuant to his employment contract.

SUBSCRIPTIONS RECEIVABLE. Affiliates of the Chief Financial Officer entered into a subscription agreement with the Company during 2000. Under terms of the agreement, the affiliates were issued 1,000,000 shares of stock at $0.10/share. Through December 31, 2000, $30,500 had been paid, the remaining $69,500 due has been offset against additional paid in capital.

                                    - 21 -
===============================================================================

5.        SCREENPLAY RIGHTS AND OBLIGATIONS

On July 13, 1999, the Company acquired "The Misadventures of Charlie Chance" screenplay rights from Charlie Chance Productions, a Canadian corporation.
The screenplay, written by Zee Batal, a director and officer of the Company, owns Charlie Chance Productions. As noted on the face of the balance sheet, the screenplay was carried at cost, $150,000, also Charlie Chance Productions' cost basis. As required by Statement of Position 00-02 the Company
periodically reviews the carrying value of the asset.   While the Company
intends to fully exploit the screenplay, no significant progress was made during 2000 towards production. Therefore, the Company wrote down the carrying value by $50,000 during the fourth quarter. If by 2003, production has not been set, all costs will be charged to production overhead.

The Company acquired the screenplay for a $150,000 non-interest bearing demand Note, plus royalties of 10% of net profits. Net profits are defined as gross receipts collected reduced by direct production services, general studio overhead, distribution fees and distribution expenses. During 2000, payments totaling $31,200 had been made towards this note. The due date on the note, originally January 13, 2000, was extended to December 31, 2001. No interest has been imputed as the note is between related parties, and is due in less than one year.

6.        STOCKHOLDERS' EQUITY

DEVELOPMENT STAGE COMPANY. Generally accepted accounting principles require disclosing stock issued since inception for development stage companies.
The Company has included in the financial statements a summary of the shares issued from inception (January 6, 1993) to December 31, 2000.

STOCK OPTIONS. During the year ended December 31, 1999, the Company granted stock options to a director to purchase up to 28,000 shares of the Company's common stock at an exercise price of $0.50 per share. These options vested immediately upon grant. As of December 31, 2000, the 28,000 options expired due to the one year expiration.

SUBSCRIPTIONS RECEIVABLE.  See Note 4.

CONVERSION OF ACCRUED SALARIES.  See Note 4.

STOCK-BASED COMPENSATION. Two Directors were issued a total of 400,000 shares of stock in connection with director services provided valued at $40,000. Additionally several vendors agreed to accept 122,000 shares of common stock as compensation for goods and services valued at 12,200. There would be no material difference to compensation cost had the compensation cost been computed under FAS 123.


7.        SUBSEQUENT EVENTS

STOCK ISSUANCE. Subsequent to December 31, 2000 and through May 21, 2001, the Company issued 2,008,000 shares of stock in consideration of $75,000 in accrued officers salary, $42,500 in accounts payable, and $50,000 with the retirement of related party loan.

                                    - 22 -
===============================================================================

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.



PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERES, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth all of the current directors and executive officers of the Company, their ages and the offices they hold with the Company as of May 15, 2001. Executive officers and employees serve at the discretion of the Board of Directors. All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been duly elected and qualified.

DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS.
===============================================================================
Name                       Age          Position
-------------------------------------------------------------------------------
                              .
Zee Batal                  42           Chief Executive Officer, President and
                                        Director
-------------------------------------------------------------------------------
Randolf Turrow             45           Director
-------------------------------------------------------------------------------
Kenneth Yonika             38           Chief Financial Officer and Director
-------------------------------------------------------------------------------
Todd Stevens               48           Director
===============================================================================

Zee Batal, age 41, is the Company's Chief Executive Officer and a Director. Prior to joining ClubCharlie.com, Mr. Batal served as the President of Ultimate Cigar Company, where he established that company's manufacturing, distribution, and marketing programs. From 1996-1998 Mr. Batal was a member of the Vancouver chapter of the Young Entrepreneurs association. Currently Mr. Batal owns a movie-catering business in Vancouver.

Randolf Turrow, age 43, is a Director of the Company. From 1988-1992
Mr. Turrow produced six feature films, two commercials and two music videos as the President of his own motion picture company, L.A. Dreams Production, Inc. Mr. Turrow is an independent producer accustomed to working with cutting edge motion picture technology. Mr. Turrow has also been a member of the Directors Guild of America as a Unit Production Manager and Assistant Director for twenty years

Todd Stevens, 48, is a Director of the Company. Mr. Stevens is currently the Co-Executive Producer of FRIENDS. He has been with this NBC powerhouse since 1994, beginning as the show's Line Producer for the pilot episode. Prior to FRIENDS, Mr. Stevens was the Producer of the successful and long-running CBS series MAJOR DAD as well as numerous pilots and series including IT HAD TO BE YOU starring Faye Dunaway and Robert Urich. Mr. Stevens served as Associate Producer for various networks such as SYDNEY starring Valerie Bertinelli, MARY starring Mary Tyler Moore and the CHEERS spin-off the TORTELLIS. Mr. Stevens was also the Post Production coordinator for CHEERS from 1983 to 1984.

Kenneth J. Yonika, 38, is the Company's Chief Financial Officer and a Director. Mr. Yonika is a certified public accountant, and has in-depth experience in finance, mergers and acquisitions, public offerings, capital formation, and business valuation. Mr. Yonika's background includes direct corporate and "Big Six" consulting experience with a degree in Accounting. Mr. Yonika currently works with numerous other public companies as a consultant and held a position as Chief Financial Officer and a Director of 2dobiz.com, Inc. (DOBZ:OTC/BB) a publicly traded company during the fiscal year 2000.

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


                                    - 23 -
===============================================================================

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file on a timely basis during fiscal 2000.


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

                          SUMMARY COMPENSATION TABLE
                                         Annual Compensation                   Long-Term Compensation
                                  ----------------------------------   --------------------------------------
                                                        Other Annual   Restricted   Securities    All Other
Name and                           Salary      Bonus    Compensation     Stock      Underlying   Compensation
Principal Position        Year      ($)         ($)         ($)        Awards ($)   Options(#)       ($)
-----------------------   ----   -----------   ------   ------------   ----------   ----------   ------------

Zee Batal                 2000   $150,000(1)      -          -              -            -            -
Chief Executive Officer,
President and Director

Randolf Turrow            2000       -            -          -              -            -            -
Director

Todd Stevens              2000       -            -     $  20,000(2)        -            -            -
Director

Kenneth Yonika            2000       -            -     $  20,000(2)        -            -            -
Chief Financial Officer
and Director

--------------------

(1) Salaries of $150,000 accrued and unpaid through July 2000 were converted into 1,500,000 shares of common stock.
(2) Compensation earned through the issuance of 200,000 shares of common stock to each Director.

                                    - 24 -
===============================================================================

                     OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth certain information regarding stock options granted to the named executive officers during the fiscal year ended
December 31, 2000. No stock appreciation rights were granted to these individuals during such year.
                                   Individual Grants
                         --------------------------------------
                         Number of    Percent of       Exercise
                         Securities   Total Options    or
                         Underlying   Granted to       Base
                         Options      Employees in     Price      Expiration
Name                     Granted(#)   Fiscal Year(1)   ($/Sh)        Date
----------------------   ----------   --------------   --------   ----------
Zee Batal                     -             -          $ 0.000        --
Chief Executive Officer,
President and Director

Kenneth Yonika                -             -          $ 0.000        --
Chief Financial Officer
and Director

Todd Stevens                  -             -          $ 0.000        --
Director

Randolf Turrow                -             -          $ 0.000        --
Director
--------------------

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR END OPTION VALUES

The following table sets forth certain information with respect to the exercise of stock options during the fiscal year ended December 31, 2000 by the named executive officers and the number and value of unexercised options held by each of the named executive officers as of December 31, 2000:

                         Shares               Number of Securities Under-      Value of Unexercised
                        Acquired               lying Unexercised Options     In-the- Money Options at
                           on        Value       at Fiscal Year-End (#)         Fiscal Year-End ($)
                        Exercise   Realized   ---------------------------   ---------------------------
Name                      (#)        ($)      Exercisable   Unexercisable   Exercisable   Unexercisable
                        --------   --------   -----------   -------------   -----------   -------------
Zee Batal                   -          -           0              0             $0             $0
Chief Executive Officer,
President and Director

Kenneth Yonika              -          -           0              0             $0             $0
Chief Financial Officer
and Director

Randolf Turrow              -          -           0              0             $0             $0
Director

Todd Stevens                -          -           0              0             $0             $0
Director
--------------------

REMUNERATION OF DIRECTORS. As of May 15, 2001, no additional compensation beyond the issuance of 200,000 shares of common stock each to Mr. Stevens and Mr. Yonika has been paid to any of the directors of the Company for their services as directors.


                                    - 25 -
===============================================================================

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the Company's
Common Stock beneficially owned as of May 15, 2001 (i) by each person who is known by the Company to own beneficially more than 5% of the Company's Common
Stock and (ii) by each of the Company's directors, Named Executive Officers and by all executive officers and directors as a group.

NAME AND ADDRESS                SHARES OWNED    PERCENTAGE OF CLASS
-----------------------------   -------------   -------------------
Zee Batal, Current              2,973,770              29.95%
President and Director
Los Angeles, California

Randolf Turrow, Director          500,000               5.04%
Los Angeles, California

Ken Yonika, Chief Financial
Officer and Director            1,200,000 (1)          12.08%
San Diego, California

Todd Stevens, Director
Los Angeles, California           200,000               2.01%

Directors and Officers as a     4,873,770              49.08%
group

(1) 1,000,000 shares are owned by four companies Mr. Yonika is affiliated with.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions. On or about July 13, 1999, the Company and Charlie Chance Productions, a Canadian corporation ("Charlie Chance") entered into an Original Screenplay Acquisition Agreement ("Agreement"). According to the terms of the Agreement, the Company purchased from Charlie Chance all rights, title and interest in all properties, interests, rights and claims to the original story plot entitled "The Misadventures of Charlie Chance". In exchange, the Company agreed to execute a promissory note in favor of Charlie Chance in the amount of One Hundred Fifty Thousand Dollars ($150,000.00). The promissory note included a repayment term of six (6) months and bore no interest. The Company also agreed to execute a royalty agreement whereby Charlie Chance would be entitled to ten percent (10%) of the net profits. Zee Batal, an officer and a director of the Company, is the sole officer, sole director and sole shareholder of Charlie Chance.


                                    - 26 -
===============================================================================

January 13, 2000 the Company negotiated a six-month extension of the due date, then in 2001 the due date was extended to December 31, 2001. The Company is conducting a private placement pursuant to Section 4(2) of the Securities Act of 1933 ("Act") and Rule 506 of Regulation D. 40,000 shares have been sold through May 15, 2001.

Affiliates of former director Thomas Stringham provided certain website construction services to the Company. As of December 31, 2000, the Company paid this director $18,106 and granted 28,000 stock options for these services. The director was overpaid by $6,777. The overpayment balance was returned to the Company in January 2000.

The Company received an advance of $50,000 from a relative of an officer and director of the Company. The advance is non-interest bearing and payable on demand. The Company tendered this note payable for 833,000 shares of common stock as of May 15, 2001.

EMPLOYMENT CONTRACTS. In August 1999, the Company executed employment contracts with two officers providing management and marketing services and overseeing the establishment of the Company's operations. During fiscal year 2000, one of the employment contracts with the officers was mutually voided and all unpaid salaries and severance requirements were waived.
This has been treated as contributed capital in the accompanying financial statements. The remaining contract is for a five year term with the remaining officer earning $150,000 per year. The contract includes an additional $600 monthly to each officer for a car allowance, permits annual increases and is renewable. If the contract is terminated "without cause," the Company is required to pay one-year severance.


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

               3.   Exhibits:

                     3.1 *    Amended and Restated Certificate of Incorporation

                     3.2 *    Bylaws of the ClubCharlie.com, Inc.

                    10.1 * Original Screenplay Acquisition Agreement with Charlie Chance Productions, Inc.

                    10.3 *    Employment Agreement with Zee Batel

                    23.1      Consent of Independent Auditors


                    * Incorporated by reference to the Company's Form 10-SB12G filed with the Securities and Exchange Commission on December 13, 1999.

          (b) The Registrant did not file any reports on Form 8-K during the year ended December 31, 2000.


                                    - 27 -
===============================================================================

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 24, 2001                    By:  /s/ Zee Batal
       -------------                            --------------
                                                Zee Batal
                                                President and Director


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  May 24, 2001                    By:  /s/ Zee Batal
       -------------                            --------------
                                                Zee Batal
                                                President and Director

Date:  May 24, 2001                    By:  /s/ Kenneth Yonika
       -------------                            --------------
                                                Kenneth Yonika
                                                Chief Financial Officer
                                                and Director


                                    - 28 -
===============================================================================