Form 10QSB
period 2001-03-31
CLUBCHARLIE COM INC
filed 2001-05-25
CIK 1098226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTER ENDED MARCH 31, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______


                       COMMISSION FILE NUMBER 000-28485

            Viastar Holdings, Inc. (Formerly CLUBCHARLIE.COM, INC.)
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

As of May 24, 2001, there were 9,930,000 shares of the Registrant's common stock, $.001 par value per share, issued and outstanding.


===============================================================================

                               TABLE OF CONTENTS
                                                                 PAGE
PART I     FINANCIAL INFORMATION.................................  2

Item 1.    Financial Statements..................................  3

           Balance Sheets........................................  5

           Statement of Operations for the Three Months
             Ended March 31, 2000 and 2001.......................  6

           Statement of Cash Flows for the Three Months
             Ended March 31, 2000 and 2001.......................  7

           Notes to Financial Statements
             as of March 31, 2001................................  8

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

Item 2:    Changes in Securities................................. 14

Item 3:    Defaults Upon Senior Securities....................... 14

Item 4:    Submission of Matters to a Vote of Security Holders... 14

Item 5:    Other Information..................................... 14

Item 6(a): Exhibits.............................................. 14

Item 6(b): Reports on Form 8-K................................... 14

SIGNATURES....................................................... 15

                                    -  2 -
==============================================================================

PART I    -  FINANCIAL INFORMATION

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

Item 1.   Financial Statements


                             VIASTAR HOLDINGS,INC.
                       (FORMERLY CLUBCHARLIE.COM, INC.)
                         (A Development Stage Entity)

                             Financial Statements
                             as of March 31, 2001,
                           and for the periods ended
                            March 31, 2000 and 2001
                                   and from
                          Inception (January 6, 1993)
                            through March 31, 2001

                             TABLE OF CONTENTS

                                                                    Page

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

Statements of Operations (three months)  . . . . . . . . . . . . . .   3

Statements of Operations (three months) . . . . . . . . . . . . . . .  4

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . .   5

Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . 6-9

                                    -  3 -
==============================================================================

                             VIASTAR HOLDINGS,INC.
                       (FORMERLY CLUBCHARLIE.COM, INC.)
                         (A Development Stage Entity)

                                Balance Sheets

                                                          12/31/00    03/31/01
                                                         ---------   ---------
                                                                    (unaudited)
                         ASSETS

     Current assets:
       Cash                                              $    -      $    -
                                                         ---------   ---------
       Total current assets                                   -           -

     Screenplay rights, at cost                            100,000     100,000
                                                         ---------   ---------

     Total assets                                        $ 100,000   $ 100,000
                                                         =========   =========


      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     Current liabilities:
       Accounts payable                                  $  25,844  $   49,744
       Related party advance                                50,000      50,000
       Amounts due officers and directors,
       including salaries                                   64,010      29,090
                                                         ---------   ---------
     Total current liabilities                             139,854     128,834

       Related party acquisition loan                      118,800     118,800

     Commitments and contingencies (See Note 2)               -           -

     Stockholders' equity (deficit):
       Common stock, $0.001 par value; 50,000,000 shares     7,923       9,097
         authorized; 7,922,500 and 9,097,500 shares
         issued and outstanding at December 31, 2000
         and March 31, 2001, respectively
       Additional paid in capital                          545,638     661,963
       Subscription receivable                             (69,500)    (64,500)
       Deficit accumulated during development             (642,714)   (754,194)
                                                         ---------   ---------
     Total stockholders' equity (deficit)                 (158,654)   (147,634)
                                                         ---------   ---------

    Total liabilities and stockholders' equity (deficit) $ 100,000   $ 100,000
                                                         =========   =========

       The accompanying notes are an integral part of these statements.

                                    -  5 -
===============================================================================

                             VIASTAR HOLDINGS,INC.
                       (FORMERLY CLUBCHARLIE.COM, INC.)
                         (A Development Stage Entity)

                           Statements of Operations

                                           Three months ended      Inception
                                         ---------------------   (01/06/93) to
                                         03/31/00     03/31/01      03/31/01
                                         ---------   ---------     ---------
                                        (unaudited) (unaudited)   (unaudited)
     Revenue                             $    -      $     -        $   -

     Costs and expenses
       Salaries and director's fees         75,000       37,500      387,500
       Marketing                              -            -          24,429
       Research and development              2,000         -          30,981
       Professional services                22,688       65,660      163,121
       General and administrative            2,683        8,320       98,163
       Write down of screenplay               -            -          50,000
                                          ---------   ---------     ---------
     Net income (loss)                   $(102,371)  $ (111,480)   $(754,194)
                                          =========   =========     =========

     Net loss per share available
     to common stockholders:
       Basic and diluted                 $  (0.03)   $   (0.01)    $  (0.29)
                                         =========   =========     =========

     Weighted average number of
     common shares outstanding           3,860,000   8,294,167     2,641,086
                                         =========   =========     =========

       The accompanying notes are an integral part of these statements.

                                    -  7 -
===============================================================================

                             VIASTAR HOLDINGS,INC.
                       (FORMERLY CLUBCHARLIE.COM, INC.)
                         (A Development Stage Entity)

                           Statements of Cash Flows


                                           Three months ended      Inception
                                         ---------------------   (01/06/93) to
                                         03/31/00     03/31/01      03/31/01
                                         ---------   ---------     ---------
                                        (unaudited) (unaudited)   (unaudited)
Cash flows from operating activities -
  Net loss                               $(102,371)  $ (111,480)    $(754,194)
    Adjustments to reconcile net loss to
    cash used in operating activities -
      Write down of screenplay right          -           -           50,000
      Forgiveness of salary and
        accrued salary                        -           -          137,500
      Common stock issued for services       2,000     117,500       323,560

     Changes in assets and liabilities -
      Decrease in current assets              -           -             -
      Increase in current liabilities       78,549     (11,020)      128,834
                                         ---------   ---------     ---------
Cash provided by (used in)
  operating activities                      21,822      (5,000)     (114,300)

Cash from investing activities
  Acquisition of screenplay rights        (150,000)       -         (150,000)
                                          ---------   ---------     ---------
Cash used in investing activites          (150,000)       -         (150,000)

Cash from financing activities -
  Loan to acquire screenplay rights        150,000        -          150,000
  Loan made from unrelated third party      31,250        -             -
  Payments on screenplay loan                 -           -          (31,200)
  Cash received for stock issued              -          5,000        45,500
  Common stock issued from conversion
     of note payable                          -           -          100,000
                                         ---------   ---------     ---------

Cash provided by financing activities      181,250       5,000       114,300


  Net increase in cash                       9,428        -             -
  Cash, beginning of the period               -           -             -
                                         ---------   ---------     ---------


  Cash, end of the period                $   9,428   $    -        $    -
                                         =========   =========     =========


Supplemental information:

No interest or taxes were paid.

425,000 shares of common stock were issued for services during the three months ended March 31, 2001.

750,000 shares of common stock were issued to an officer as compensation for accrued salary during the three months ended March 31, 2001.

       The accompanying notes are an integral part of these statements.

                                       5

                                    -  8 -
===============================================================================

                             VIASTAR HOLDINGS,INC.
                       (FORMERLY CLUBCHARLIE.COM, INC.)
                         (A Development Stage Entity)

                       Notes to the Financial Statements


1.        HISTORY AND OPERATIONS OF THE COMPANY.

HISTORY. The Company was organized January 6, 1993, under the laws of the State of Nevada, as Lotus Enterprises, Inc. On February 1, 1993, the Company issued 18,600 shares of its no par value common stock for $1,860.
On December 17, 1997, the State of Nevada approved the restated Articles of Incorporation, which changed the no par value common shares to par value of $.001. The Company increased its authorized capitalization to 25,000,000 common shares. Additionally, the Company approved a forward stock split on the basis of 100:1 thus increasing the outstanding common stock from 18,600 shares to 1,860,000 shares. On April 6, 1999, the State of Nevada approved filed the restated Articles of Incorporation, which increased its authorized capitalization to 50,000,000 common shares. The Company changed its name to Clubcharlie.com, Inc. On January 22, 2001, the Company changed its name to Viastar Holdings, Inc.

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

3.        RELATED PARTY TRANSACTIONS

CONVERSION OF ACCRUED SALARY. The Company and its President and Chief Executive Officer entered into an agreement whereby the Company would issue Mr. Batal 750,000 shares of common stock of the Company in satisfaction of Mr. Batal's salary through the period ending January 31, 2001 for a total of $75,000.


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

PLAN OF OPERATIONS.

We have not realized any revenue from operations. The Company generated no revenues from operations during the quarter ended March 31, 2001 and management does not anticipate any operating revenue until following the completion and production of the movie and the Internet affinity program.

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

We believe that the main sources of our revenue will be (i) film and television series production revenues from foreign distribution and domestic theatrical, home video, pay-per-view, pay cable and basic cable distribution; (ii) commissions, licensing fees or other compensation received from the sale of our products or our corporate partners' products and services; (iii) advertising and sponsorship revenues earned from website banner ads and web-based publications;
(iv) enrollment and annual renewal fees of as much as $10 per card holder charged by attributing "negative point" balances to membership cards;
(v) transaction fees on loyalty purchases made by our card holders on our website or at a point-of sale at a participating merchant location;
(vi) interest earned on money being held by us for the future redemption of membership points; (vii) breakage revenues received from unredeemed points; and
(viii)database access fees.

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

LIQUIDITY AND CAPITAL RESOURCES. The Company had a cash balance of $0 as of March 31, 2001. Current liabilities exceeded current assets by $136,744.

As of March 31, 2001, the Company had no material commitments for capital expenditures. The Company is dependent upon its ability to raise additional financing through various means. The Company had borrowed funds from an unrelated party at a nominal interest rate; the total amount drawn against this line of borrowings was approximately $100,000. The unrelated party converted their note payable into common stock of the Company. The Company issued 1,000,000 shares of restricted stock for the $100,000. The Company also entered into another agreement with unrelated party to subscribe to common stock of the Company. As of March 31, 2001 the Company has not been able to raise any further capital. It has been able to pay some obligation through short term loans. The Company expects to receive the remaining portion of the subscribed common stock of the Company with in the next 30-60 days.

EXPENSES. During the three months ended March 31, 2001, the Company incurred $37,500 in officer salary and directors fees (compared to $75,000 for the same period in 2000), $0 in research and development (website) costs (compared to $2,000 for the same period in 2000), $65,660 in professional services(compared to $22,688 for the same period in 2000), and $8,320 in general administrative expenses (compared to $2,683 for the same period in 2000) a total increase of $9,109 or 7.8% associated with its business operations. The Company has kept its operations at a minimum with its cash expenditures, while it currently is developing its business. The Company continues to pay for its services and expenditures through the use of issuing common stock. The Company believes with proper financing and working capital in place that the Company will discontinue the use of issuing shares in lieu of cash payment.

IMPACT OF THE YEAR 2000. The Year 2000 (commonly referred to as "Y2K") issue results from the fact that many computer programs were written using two, rather than four, digits to identify the applicable year. As a result, computer programs with time-sensitive software may recognize a two-digit code for any year in the next century as related to this century. For example,"00", entered in a date-field for the year 2000, may be interpreted as the year 1900, resulting in system failures or miscalculations and disruptions of operations, including, among other things,a temporary inability to process transactions or engage in other normal business activities. While it is still too soon to state positively that the Y2K transition has passed without mishap, we believe that Y2K issues will not have a material adverse affect on our business.


                                    - 13 -
===============================================================================

PART II   -  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

The Company is not subject to any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company.


Item 2.   CHANGES IN SECURITIES

The Company issued the following securities during the quarter ended
March 31, 2001, which were not registered under the Securities Act of 1933, as amended.


Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There have been no matters requiring a vote put forth during the three months ended March 31, 2001.


Item 5.   OTHER INFORMATION

The company approved and filed for a name change to Viastar Holdings, Inc. and a symbol change (OTC BB VIST.OB) as of January 21, 2001.

Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

          a)   Exhibits

               None.

          b)   Reports on Form 8-K

               None.


                                    - 14 -
===============================================================================

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 24,2001                     By:  /s/ Zee Batal
                                            ------------------
                                                Zee Batal
                                                Chief Executive Officer,
                                                and President

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  May 24,2001                     By:  /s/ Zee Batal
                                            ------------------
                                                Zee Batal
                                                Chief Executive Officer,
                                                and President


Date:  May 24,2001                     By:  /s/ Kenneth Yonika
                                            ------------------
                                                Kenneth Yonika, CPA
                                                Chief Financial Officer,
                                                and Director


                                    - 15 -
===============================================================================