Form 10QSB
period 2001-06-30
CLUBCHARLIE COM INC
filed 2001-08-14
CIK 1098226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTER ENDED June 30, 2001

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

As of July 11, 2001, there were 1,001,550 shares of the Registrant's common stock, $.001 par value per share, issued and outstanding.


===============================================================================

                               TABLE OF CONTENTS
                                                                 PAGE
PART I     FINANCIAL INFORMATION.................................  3

Item 1.    Financial Statements..................................  3

           Balance Sheets........................................  4

           Statement of Operations for the Three Months
             Ended June 30, 2000 and 2001.......................   5

           Statement of Operations for the Six Months
             Ended June 30, 2000 and 2001.......................   5

           Statement of Cash Flows for the Six Months
             Ended June 30, 2000 and 2001........................  6

           Notes to Financial Statements
             as of June 30, 2001.................................  7

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations.......  8


PART II    OTHER INFORMATION..................................... 10

Item 1:    Legal Proceedings..................................... 10

Item 2:    Changes in Securities................................. 10

Item 3:    Defaults Upon Senior Securities....................... 10

Item 4:    Submission of Matters to a Vote of Security Holders... 10

Item 5:    Other Information..................................... 10

Item 6(a): Exhibits.............................................. 10

Item 6(b): Reports on Form 8-K................................... 10

SIGNATURES....................................................... 11

                                    -  2 -
==============================================================================

PART I    -  FINANCIAL INFORMATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS.

This Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward- looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties, which could cause actual results to differ materially from those, described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors, which could cause such results to differ materially from those described in the forward-looking statements, and elsewhere in, or incorporated by reference into this Form 10-QSB.

Item 1.   Financial Statements


                             VIASTAR HOLDINGS,INC.
                         (A Development Stage Entity)

                             Financial Statements
                              as of June 30, 2001
                           and for the periods ended
                            June 30, 2000 and 2001
                                   and from
                          Inception (January 6, 1993)
                             through June 30, 2001


                                    -  3 -
==============================================================================

                             VIASTAR HOLDINGS,INC.
                         (A Development Stage Entity)

                                Balance Sheets

                                                          12/31/00    06/30/01
                                                         ---------   ---------
                                                                    (unaudited)
                       ASSETS
     Current assets:
       Cash                                              $   7,641   $    -
       Due from related party                                 -           -
       Prepaid expenses                                       -           -
                                                         ---------   ---------
     Total current assets                                    7,641        -

     Screenplay rights, at cost                            150,000     100,000
                                                         ---------   ---------

     Total assets                                        $ 157,641   $ 100,000
                                                         =========   =========


       LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)
     Current liabilities:
       Accounts payable                                  $  15,179   $  52,903
       Related party advance                                50,000        -
       Line of Credit                                       81,250        -
       Amounts due officers and directors
       including salary                                    273,864      41,732
                                                         ---------   ---------
     Total current liabilities                             420,293      94,635

     Related party acquisition loan                        150,000     118,800

     Commitments and contingencies (See Note 2)               -           -

     Stockholders' equity (deficit):
       Common stock, $0.001 par value; 50,000,000 shares
         authorized; 7,922,500 and 9,927,500 shares issued
         and outstanding at December 31, 2000
         and June 30, 2001, respectively                     3,860       9,928
       Additional paid in capital                             -        702,522
       Subscription receivable                                -        (56,300)
       Deficit accumulated during development stage       (416,512)   (769,585)
                                                         ---------   ---------
     Total stockholders' equity (deficit)                 (412,652)   (103,435)
                                                         ---------   ---------

    Total liabilities and stockholders' equity (deficit) $ 157,641   $ 100,000
                                                         =========   =========

       The accompanying notes are an integral part of these statements.

                                    -  4 -
===============================================================================

                             VIASTAR HOLDINGS,INC.
                       (FORMERLY CLUBCHARLIE.COM, INC.)
                         (A Development Stage Entity)

                           Statements of Operations
               For The Three Months Ended June 30, 2000 and 2001

                                        Three months ended
                                      ------------------------
                                       06/30/00      06/30/01
                                      ----------    ----------
                                     (unaudited)   (unaudited)
     Revenue                          $    -        $     -

     Costs and expenses
       Salaries and director's fees       75,000        12,000
       Marketing                           4,200          -
       Research and development            6,000          -
       Professional services               3,135         1,629
       General and administrative         15,360         1,762
       Write down of screenplay             -             -
                                      ----------    ----------
     Net Income (loss)                $ (103,695)   $  (15,391)
                                      ==========    ==========

     Net loss per share available
     to common stockholders:
       Basic and diluted              $   (0.03)    $   (0.00)
                                      ==========    ==========
     Weighted average number of
     common shares outstanding         3,860,000     9,610,750
                                      ==========    ==========

       The accompanying notes are an integral part of these statements.

                           Statements of Operations
                For The Six Months Ended June 30, 2000 and 2001
                        and Inception to June 30, 2001

                                         Six months ended           Inception
                                      ------------------------    (01/06/93 to
                                       06/30/00      06/30/01       06/30/01)
                                      ----------    ----------     ----------
                                     (unaudited)   (unaudited)    (unaudited)
     Revenue                          $     -       $     -        $     -

     Costs and expenses
       Salaries and director's fees      150,000        49,500        399,500
       Marketing                           4,200          -            24,429
       Research and development            8,000          -            30,981
       Professional services              22,533        69,289        166,750
       General and administrative         21,333         8,082         97,925
       Write down of screenplay             -             -            50,000
                                      ----------    ----------     ----------
     Net Income (loss)                $ (206,066)   $ (126,871)    $ (769,585)
                                      ==========    ==========     ==========

     Net loss per share available
     to common stockholders:
       Basic and diluted              $   (0.05)    $   (0.02)     $   (0.25)
                                      ==========    ==========     ==========
     Weighted average number of
     common shares outstanding         3,860,000     8,209,750      3,072,990
                                      ==========    ==========     ==========

       The accompanying notes are an integral part of these statements.

                                    -  5 -
===============================================================================

                             VIASTAR HOLDINGS,INC.
                         (A Development Stage Entity)

                           Statements of Cash Flows


                                            Six months ended       Inception
                                         ---------------------   (01/06/93) to
                                         06/30/00     06/30/01      06/30/01
                                         ---------   ---------     ---------
                                        (unaudited) (unaudited)   (unaudited)
Cash flows from operating activities -
Net loss                                 $(206,066)  $(126,871)    $(769,585)
    Adjustments to reconcile net loss to
    cash used in operating activities -
     Write down of screenplay right           -           -           50,000
     Forgiveness of salary and
      accrued salary                          -           -          137,500
     Common stock issued for services         -        167,500       373,560

    Changes in assets and liabilities -
      Decrease in current assets            13,581        -             -
      Increase in current liabilities      118,876     (53,829)       86,025
                                         ---------   ---------     ---------
Cash provided by (used in)
  operating activities                     (73,609)    (13,200)     (122,500)

Cash from investing activities
  Acquisition of screenplay rights            -           -         (150,000)
                                         ---------   ---------     ---------
Cash used in investing activities             -           -         (150,000)

Cash from financing activities -
  Loan to acquire screenplay rights           -           -          150,000
  Loan made from unrelated third party      81,250        -             -
  Payment on screenplay loan                  -           -          (31,200)
  Cash received for stock issued              -         13,200        53,700
  Common  stock issued from conversion
   of note payable                            -           -          100,000
                                         ---------   ---------     ---------
Cash provided by financing activities       81,250      13,200       272,500


Net increase in cash                         7,641        -             -

Cash, beginning of the period                 -           -             -
                                         ---------   ---------     ---------

Cash, end of the period                  $   7,641   $    -        $    -
                                         =========   =========     =========


SUPPLEMENTAL INFORMATION:

     No interest or taxes were paid.

     425,000 shares of common stock were issued for services during the six months ended June 30, 2001.

     750,000 shares of common stock were issued to an officer as compensation for accrued salary during the six months ended June 30, 2001

     833,000 shares of common stock were issued for settlement of a note payable during the six months ended June 30, 2001.
       The accompanying notes are an integral part of these statements.

                                    -  6 -
===============================================================================

                             VIASTAR HOLDINGS,INC.
                         (A Development Stage Entity)

                       Notes to the Financial Statements



1.        HISTORY AND OPERATIONS OF THE COMPANY.

HISTORY. The Company was organized January 6, 1993, under the laws of the State of Nevada, as Lotus Enterprises, Inc. On February 1, 1993, the Company issued 18,600 shares of its no par value common stock for $1,860. On
December 17, 1997, the State of Nevada approved the restated Articles of Incorporation, which changed the no par value common shares to par value of $.001. The Company increased its authorized capitalization to 25,000,000 common shares. Additionally, the Company approved a forward stock split on the basis of 100:1 thus increasing the outstanding common stock from 18,600 shares to 1,860,000 shares. On April 6, 1999, the State of Nevada approved the restated Articles of Incorporation, which increased its authorized capitalization to 50,000,000 common shares. The Company also changed its name to Clubcharlie.com, Inc. On January 22, 2001 the Company changed its name to Viastar Holdings, Inc. reflecting its change from the concentration of ClubCharlie concept to an entity as a holding company for media and entertainment businesses. Subsequent to June 30, 2001, the company established All4Entertainment, a wholly-owned subsidiary.

OPERATIONS. Planned principal operations have not yet commenced; activities to date have been limited to forming the Company, assembling a management and consulting team, obtaining financial commitments and investments into the Company. In accordance with Statement of Financial Accounting Standard No.7, the Company is considered a development stage company.


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


3.        RELATED PARTY TRANSACTIONS

CONVERSION OF ACCRUED SALARY. The Company and its former President and Chief Executive Officer entered into an agreement whereby the Company would issue Mr. Batal 750,000 shares of common stock of the Company in satisfaction of Mr. Batal's salary through the period ending June 30, 2001 for a total of $75,000.


4.         SUBSEQUENT EVENT

The Company subsequent to June 30, 2001, contributed the screenplay rights and all efforts related to the ClubCharlie concept to its wholly-owned subsidiary All4Entertainment, Inc. The Company has also begun efforts in acquiring media and entertainment businesses in Europe and eventually the United States.


                                    -  7 -
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

PLAN OF OPERATIONS.

We have not realized any revenue from operations. The Company generated no revenues from operations during the quarter ended June 30, 2001 and management does not anticipate any operating revenue until following the completion and production of the movie and the Internet affinity program and/or the acquisition of media and entertainment businesses either in Europe or the United States.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant efforts have been undertaken regarding operational media and entertainment business.

We believe that the one source of our revenue will be (i) film and television series production revenues from foreign distribution and domestic theatrical, home video, pay-per-view, pay cable and basic cable distribution;
(ii) commissions, licensing fees or other compensation received from the sale of our products or our corporate partners' products and services;
(iii) advertising and sponsorship revenues earned from website banner ads and web-based publications; (iv) enrollment and annual renewal fees of as much as $10 per card holder charged by attributing "negative point" balances to membership cards; (v) transaction fees on loyalty purchases made by our card holders on our website or at a point-of sale at a participating merchant location; (vi) interest earned on money being held by us for the future redemption of membership points; (vii) breakage revenues received from unredeemed points; and (viii)database access fees.

The Company also believes that other sources of income will come from mergers and acquisitions of media and entertainment businesses.

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

LIQUIDITY AND CAPITAL RESOURCES. The Company had a cash balance of $0 as of June 30, 2001. Current liabilities exceeded current assets by $94,635.


                                    -  8 -
===============================================================================

As of June 30, 2001, the Company had no material commitments for capital expenditures. The Company is dependent upon its ability to raise additional financing through various means. The Company has borrowed funds from unrelated party at a nominal interest rate; the total amount drawn against this line of borrowings was approximately $100,000. The unrelated party converted their note payable into common stock of the Company. The Company issued 1,000,000 shares of restricted stock for the $100,000. The Company also entered into another agreement with unrelated party to subscribe to common stock of the Company.
As of June 30, 2001 the Company has not been able to raise any further capital. It has been able to pay some obligations through short-term loans. The Company during the period ending June 30, 2001, settled a $50,000 obligation with the issuance of 833,000 shares of common stock.

EXPENSES. During the three months ended June 30, 2001, the Company incurred $12,000 in officer salary and directors fees (compared to $75,000 for the same period in 2000), $0 in marketing costs (compared to $4,200 for the same period in 2000), $0 in research and development (website) costs (compared to $6,000 for the same period in 2000), $1,629 in professional services (compared to $3,135 for the same period in 2000), and $1,762 in general administrative expenses (compared to $15,360 for the same period in 2000) a total decrease of $88,304 or 85% associated with its business operations. The Company has kept its operations at a minimum with its cash expenditures, while it currently is developing its business. The Company continues to pay for its services and expenditures through the use of issuing common stock. The Company believes with proper financing and working capital in place that the Company will discontinue the use of issuing shares in lieu of cash payment.

EXPENSES. During the six months ended June 30, 2001, the Company incurred $49,500 in officer salary and directors fees (compared to $150,000 for the same period in 2000), $0 in marketing costs (compared to $4,200 for the same period in 2000) , $0 in research and development (website) costs (compared to $8,000 for the same period in 2000), $69,289 in professional services (compared to $22,533 for the same period in 2000), and $ 8,082 in general administrative expenses (compared to $21,333 for the same period in 2000) a total decrease of $79,195 or 38% associated with its business operations. The Company has kept its operations at a minimum with its cash expenditures, while it currently is developing its business. The Company continues to pay for its services and expenditures through the use of issuing common stock. The Company believes with proper financing and working capital in place that the Company will discontinue the use of issuing shares in lieu of cash payment.

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


                                    -  9 -
===============================================================================

PART II - OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS

The Company is not subject to any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company.


Item 2.   CHANGES IN SECURITIES

The Company issued the following securities during the quarter ended
June 30,2001, which were not registered under the Securities Act of 1933, as amended.

833,000 shares of common stock to settle an outstanding obligation to an individual at $0.06 per share.

A majority of the shareholders at a special shareholders meeting voted and approved a 1 for 10 reverse stock split on June 21, 2001, to be effective as of July 23, 2001.


Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


Item 5.   OTHER INFORMATION

The Company and a majority of the shareholders approved and filed for a 1 for 10 reverse stock split as of June 21, 2001. The effective date was July 23, 2001 for the reverse stock split.


Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

          a)   Exhibits

               None.

          b)   Reports on Form 8-K

               None.


                                    - 10 -
===============================================================================

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 14, 2001                 By:  /s/ George Malasek
                                            ---------------------
                                                George Malasek
                                                Chief Executive Officer and
                                                President


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  August 14, 2001                 By:  /s/ George Malasek
                                            ---------------------
                                                George Malasek
                                                Chief Executive Officer and
                                                President


Date:  August 14,2001                  By:  /s/ Kenneth Yonika
                                            ---------------------
                                                Kenneth Yonika, CPA
                                                Director and
                                                Chief Financial Officer


                                   - 11 -
===============================================================================