Form 10QSB
period 2001-09-30
CLUBCHARLIE COM INC
filed 2001-11-21
CIK 1098226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTER ENDED September 30, 2001

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

       2121 Palomar Airport Road, Suite 105, Carlsbad, California 92009
       ----------------------------------------------------------------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (760) 804-7305


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

As of November 12, 2001, there were 5,146,896 shares of the Registrant's common stock, $.001 par value per share, issued and outstanding.


===============================================================================

                               TABLE OF CONTENTS
                                                                 PAGE
PART I     FINANCIAL INFORMATION.................................  3

Item 1.    Financial Statements..................................  3

           Balance Sheets........................................  4

           Statement of Operations for the Three Months
             Ended September 30, 2000 and 2001...................  5

           Statement of Operations for the Nine Months
             Ended September 30, 2000 and 2001...................  5

           Statement of Cash Flows for the Nine Months
             Ended September 30, 2000 and 2001...................  6

           Notes to Financial Statements
             as of September 30, 2001............................  7

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations.......  8


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


Item 1.   Financial Statements


                             VIASTAR HOLDINGS,INC.
                         (A Development Stage Entity)

                             Financial Statements
                           as of September 30, 2001
                           and for the periods ended
                          September 30, 2000 and 2001
                                   and from
                          Inception (January 6, 1993)
                          through September 30, 2001


                                    -  3 -
==============================================================================

                             VIASTAR HOLDINGS,INC.
                         (A Development Stage Entity)

                                Balance Sheets

                                                          12/31/00    09/30/01
                                                         ---------   ---------
                                                                    (unaudited)
                       ASSETS
     Current assets:
       Cash                                              $    -      $    -
                                                         ---------   ---------
       Total current assets                                   -           -

     Notes receivable                                         -        350,000
     Screenplay rights, at cost                            100,000     100,000
                                                         ---------   ---------

     Total assets                                        $ 100,000   $ 450,000
                                                         =========   =========


       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     Current liabilities:
       Accounts payable                                  $  25,844   $  32,645
       Related party advance                                50,000        -
       Accrued expenses                                       -          3,150
       Due to officers and directors                        64,010       4,732
                                                         ---------   ---------
     Total current liabilities                             139,854      40,527

     Related party acquisition loan                        118,800        -

     Commitments and contingencies (See Note 2)               -           -

     Stockholders' equity (deficit):
       Common stock, $0.001 par value; 50,000,000 shares     7,922       4,947
         authorized; 792,250 and 4,946,896 shares issued
         and outstanding at December 31, 2000
         and September 30, 2001, respectively
       Additional paid in capital                          545,638   1,221,913
       Subscription receivable                             (69,500)       -
       Deficit accumulated during development stage       (642,714)   (817,387)
                                                         ---------   ---------
     Total stockholders' equity (deficit)                 (158,654)   (409,473)
                                                         ---------   ---------

    Total liabilities and stockholders' equity (deficit) $ 100,000   $ 450,000
                                                         =========   =========

       The accompanying notes are an integral part of these statements.

                                    -  4 -
===============================================================================

                             VIASTAR HOLDINGS,INC.
                         (A Development Stage Entity)

                    Statements (unaudited) of Operations

                                          Three months ended
                                        ------------------------
                                         09/30/00      09/30/01
                                        ----------    ----------
                                       (unaudited)   (unaudited)
     Revenue                            $     -       $     -

     Costs and expenses
       Salaries and director's fees         77,500        30,000
       Marketing                             3,888          -
       Research and development              5,425          -
       Professional services                16,190        14,630
       General and administrative           28,056         3,172
                                        ----------    ----------
     Net income (loss)                  $ (131,059)   $  (47,802)
                                        ==========    ==========

     Net loss per share available
       to common stockholders:
       Basic and diluted                $   (0.26)    $   (0.04)
                                        ==========    ==========
     Weighted average number of
       common shares outstanding           511,583     1,322,237
                                        ==========    ==========

                                         Nine months ended          Inception
                                      ------------------------    (01/06/93 to
                                       09/30/00      09/30/01       09/30/01)
                                      ----------    ----------     ----------
                                     (unaudited)   (unaudited)    (unaudited)
     Revenue                          $     -       $     -        $     -

     Costs and expenses
       Salaries and director's fees      152,500        79,500        429,500
       Marketing                           8,088          -            24,429
       Research and development           13,425          -            30,981
       Professional services              38,723        83,919        181,380
       General and administrative         49,389        11,255        101,098
       Write down of screenplay             -             -            50,000
                                      ----------    ----------     ----------
     Net income (loss)                $ (262,125)   $ (174,674)    $ (817,388)
                                      ==========    ==========     ==========

     Net loss per share available
       to common stockholders:
       Basic and diluted              $   (0.61)    $   (0.14)
                                      ==========    ==========
     Weighted average number of
       common shares outstanding         427,861     1,227,837
                                      ==========    ==========

       The accompanying notes are an integral part of these statements.

                                    -  5 -
===============================================================================

                             VIASTAR HOLDINGS,INC.
                         (A Development Stage Entity)

                     Statements of Cash Flows (unaudited)

                                          Nine months ended          Inception
                                       -----------------------    (01/06/93) to
                                        09/30/00     09/30/01       09/30/01
                                       ----------   ----------     ----------
Cash flows from operating activities -
  Net loss                             $ (262,125)  $ (174,674)    $ (817,387)
    Adjustments to reconcile net loss
      to cash used in operating
      activities -
      Write down of screenplay right         -            -            50,000
      Forgiveness of salary and
        accrued salary                     62,500         -           137,500
      Common stock issued for services
        tender of notes payable and
        notes receivable                  201,750      504,500        710,560

    Changes in assets and liabilities -
      Decrease in current assets           20,358         -              -
      Increase in current liabilities    (125,986)      20,174        139,854
                                       ----------   ----------     ----------
Cash used in operating activities        (103,503)     350,000       (109,300)

Cash from investing activities
  Acquisition of screenplay rights           -            -          (150,000)
                                       ----------   ----------     ----------
Cash used in investing activities            -            -          (150,000)

Cash from financing activities
  Loan to acquire screenplay rights          -            -           150,000
  Payment on screenplay loan                 -            -           (31,200)
  Stock issued for note receivable           -        (350,000)      (350,000)
  Cash received for stock issued             -            -            40,500
  Common stock issued from conversion
    of note payable                          -            -           100,000
                                       ----------   ----------     ----------

Cash provided by financing activities     105,000     (350,000)       240,700

Net increase in cash                        1,497         -              -

Cash, beginning of the period                -            -              -
                                       ----------   ----------     ----------

Cash, end of the period                $    1,497   $     -        $     -
                                       ==========   ==========     ==========


Supplemental information:

No interest or taxes were paid.

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
===============================================================================

                             VIASTAR HOLDINGS,INC.
                         (A Development Stage Entity)

                     Notes to the Financial Statements


1.        HISTORY AND OPERATIONS OF THE COMPANY.

HISTORY. The Company was organized January 6, 1993, under the laws of the State of Nevada, as Lotus Enterprises, Inc. On February 1, 1993, the Company issued 18,600 shares of its no par value common stock for $1,860. On December 17, 1997, the State of Nevada approved the restated Articles of Incorporation, which changed the no par value common shares to par value of $.001. The Company increased its authorized capitalization to 25,000,000 common shares. Additionally, the Company approved a forward stock split on the basis of 100:1 thus increasing the outstanding common stock from 18,600 shares to 1,860,000 shares. On April 6, 1999, the State of Nevada approved the restated Articles of Incorporation, which increased its authorized capitalization to 50,000,000 common shares. The Company also changed its name to ClubCharlie.com, Inc. On January 22, 2001 the Company changed its name to Viastar Holdings, Inc. reflecting its change from concentration on the ClubCharlie concept to a holding company strictly for media and entertainment businesses. The Company during July 2001 established All4Entertainment, Inc. a wholly owned subsidiary to handle the production and development of the screenplay rights to the ClubCharlie concept.

OPERATIONS. Planned principal operations have not yet commenced; activities to date have been limited to forming the Company, assembling a management and consulting team, obtaining financial commitments and investments into the Company. In accordance with Statement of Financial Accounting Standard No.7, the Company is considered a development stage company.

2.        COMMITMENTS AND CONTINGENCIES

GOING CONCERN CONTINGENCY. The Company has minimal capital resources presently available to meet obligations that normally can be expected, and with which to carry out its planned activities. These factors raise doubt about the Company's ability to continue as a going concern. Management is seeking additional equity financing to fund planned operations; management believes actions currently being taken provide the opportunity for the Company to continue as a going concern. However, there is no assurance that the Company will be able to obtain such financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.        RELATED PARTY TRANSACTIONS

CONVERSION OF ACCRUED SALARY.  The Company and its former President and
Chief Executive Officer entered into an agreement whereby the Company would issue Mr. Batal 200,000 shares of common stock of the Company in satisfaction of Mr. Batal's accrued salary through the period ending September 30, 2001. The shares were valued at $0.50 per share.


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

PLAN OF OPERATIONS.

Effective July 12, 2001, Mr. Zee Batal resigned his positions as
Chief Executive Officer and Chairman of the Board. Upon the resignation
Mr. George Malasek was appointed Chief Executive Officer and Chairman of the Board of the Company. Mr. Batal was appointed as President of the Company's wholly owned subsidiary, All4Entertainment. Mr. Batal will head the operations of All4Entertainment, whereas Mr. Malasek will lead the Company through an acquisition schedule of businesses within the media and entertainment field. Mr. Malasek has significant experience within the media and entertainment industry on the mergers and acquisition side, management believes that opportunities to create value and revenue exist both domestically and internationally. The Company generated no revenues from operations during the nine months ended September 30, 2001 and management does not anticipate operating revenues until following the completion and production of the movie and the Internet affinity program and/or the acquisition of media and entertainment businesses.

The Company subsequent to September 30, 2001, moved its corporate headquarters to Carlsbad, California. The Company has also begun efforts in the negotiations of acquiring media and entertainment businesses in Europe. Specifically, the Company is in discussions with a media business in the Czech Republic and expects to close a transaction by the end of the calendar year. The Company has contributed the screenplay rights and all efforts related to the ClubCharlie concept to its wholly owned subsidiary All4Entertainment, Inc. All4Entertainment is seeking projects to add to its portfolio as a film and television series production company.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant efforts have been undertaken regarding operational media and entertainment business. The Company's cash needs have been primarily provided by its officers and directors to date.
The Company will seek to retain financial institution assistance in the securing of funding surrounding future acquisitions and their business models.

We believe that one source of revenue will be (i) film and television series production revenues from foreign distribution and domestic theatrical, home video, pay-per-view, pay cable and basic cable distribution; (ii) commissions, licensing fees or other compensation received from the sale of our products or our corporate partners' products and services; (iii) advertising and sponsorship revenues earned from website banner ads and web-based publications;
(iv) enrollment and annual renewal fees of as much as $10 per card holder charged by attributing "negative point" balances to membership cards;
(v) transaction fees on loyalty purchases made by our card holders on our website or at a point-of sale at a participating merchant location;
(vi) interest earned on money being held by us for the future redemption of membership points; (vii) breakage revenues received from unredeemed points; and (viii)database access fees. This revenue source is solely based on the ClubCharlie concept.

The Company also believes that other sources of income will come from potential mergers and acquisitions of media and entertainment businesses in Central Europe and North America. The Company's criteria for analysis of an acquisition or merger candidate is that the target business has positive free cash flow and a business plan that would provide the candidate a leadership position in its industry.


                                    -  8 -
===============================================================================

Our success is materially dependent upon our ability to satisfy additional financing requirements. We are reviewing our options to raise additional capital. In order to satisfy our requisite budget, management has held and continues to conduct negotiations with various investors. We anticipate that these negotiations will result in investment capital for the Company.
Our operations involve risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we will need to raise additional capital to develop, promote and conduct our operations.
Additional capital may be raised through public or private financing as well as borrowings and other sources. There can be no assurance that additional funding will be available under favorable terms. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain products and services that we would not otherwise relinquish.

LIQUIDITY AND CAPITAL RESOURCES. The Company had a cash balance of $0 as of September 30, 2001. The Company currently has two recourse notes receivable from an officer and director cumulating $350,000 representing the purchase of common stock of the Company. The Company has through consolidation a net value of $100,000 pertaining to the screenplay rights of the Misadventures of Charlie Chance. The value associated with the screenplay rights is the cost basis of the transferor, the Company has recognized a valuation reserve with respect to the screenplay rights.

As of September 30, 2001, the Company had no material commitments for capital expenditures. The Company is dependent upon its ability to raise additional financing through various means. The Company has borrowed funds from unrelated party at a nominal interest rate; the Company has been able to convert the borrowed funds into equity investments at varying rates. As of September 30, 2001 the Company has not been able to raise any further capital. The Company has been able to pay some obligations through short-term loans.

EXPENSES. During the three months ended September 30, 2001, the Company incurred $30,000 in officer salary and directors fees (compared to $77,500 for the same period in 2000), $0 in marketing costs (compared to $3,888 for the same period in 2000), $0 in research and development (website) costs
(compared to $5,425 for the same period in 2000), $14,630 in professional services (compared to $16,190 for the same period in 2000), and ($3,172) in general administrative expenses (compared to $28,056 for the same period in 2000) a total decrease of $83,257 or 174% associated with its business operations. The Company has kept its operations at a minimum with its cash expenditures, while it currently is developing its business. The Company continues to pay for its services and expenditures through the use of issuing common stock. The Company believes with proper financing and working capital in place that the Company will discontinue the use of issuing shares in lieu of cash payment.

EXPENSES. During the nine months ended September 30, 2001, the Company incurred $79,500 in officer salary and directors fees (compared to $152,500 for the same period in 2000), $0 in marketing costs (compared to $8,088 for the same period in 2000), $0 in research and development (website) costs (compared to $13,425 for the same period in 2000), $83,919 in professional services (compared to $38,723 for the same period in 2000), and $11,255 in general administrative expenses (compared to $49,389 for the same period in 2000) a total decrease of $87,451 or 34% associated with its business operations. The Company has kept its operations at a minimum with its cash expenditures, while it currently is developing its business. The Company continues to pay for its services and expenditures through the use of issuing common stock. The Company believes with proper financing and working capital in place that the Company will discontinue the use of issuing shares in lieu of cash payment.


                                    -  9 -
===============================================================================

PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          The Company is neither subject to any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company.


Item 2.   CHANGES IN SECURITIES

          The Company issued the following securities during the quarter ended September 30,2001, which were not registered under the Securities Act of 1933, as amended.

          500,000 shares of common stock to an officer of the Company secured by a recourse note receivable.

          453,846 shares of common stock for settlement of loan obligation of the screenplay production rights.

          3,000,000 shares of common stock to an affiliate of an officer and a director of the Company secured by a recourse note receivable.


Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


Item 5.   OTHER INFORMATION

          None.


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


Date:  November 19, 2001               By:  /s/ George Malasek
                                            ---------------------
                                                George Malasek
                                                Chief Executive Officer and
                                                President


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  November 19, 2001               By:  /s/ George Malasek
                                            ---------------------
                                                George Malasek
                                                Chief Executive Officer and
                                                President


Date:  November 19,2001                By:  /s/ Kenneth Yonika
                                            ---------------------
                                                Kenneth Yonika, CPA
                                                Director and
                                                Chief Financial Officer


                                   - 11 -
===============================================================================