Form 10KSB
period 2001-12-31
CLUBCHARLIE COM INC
filed 2002-04-15
CIK 1098226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO


                       COMMISSION FILE NUMBER 000-28485

                            Viastar Holdings, Inc.
                          --------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  NEVADA                               88-0380343
       -------------------------------             ------------------
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

       2121 Palomar Airport Road, Suite 105 Carlsbad, California   92009
       ----------------------------------------------------------------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (760) 496-0458


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

The Registrant has not realized any revenue from operations for the year ended December 31, 2001.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of the common stock as of the close of business on March 28, 2002, was approximately $1,459,689.

As of March 28, 2002, there were 5,146,896 shares of the Registrant's common stock, $.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

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

BUSINESS ORGANIZATION. Viastar Holdings, Inc. ("the Company") was organized January 6, 1993, under the laws of the State of Nevada, as Lotus Enterprises, Inc. On February 1, 1993 the Company issued 18,600 shares of its no par value common stock for $1,860. On December 17, 1997, the State of Nevada approved an increase in authorized capital to 25,000,000 common shares, a change from no par value common shares to $.001 par value, and a forward stock split of 100:1. On April 6, 1999, the State of Nevada approved an increase of authorized capital to 50,000,000 common shares. The Company at this time changed its name to ClubCharlie.com, Inc. The Company on January 22, 2001 pursuant to a vote changed its name to Viastar Holdings, Inc. Also the Company approved and filed for a 1 for 10 reverse stock split on June 21, 2001, which became effective July 23, 2001.

BUSINESS OF COMPANY. The Company and management maintain and intend to develop numerous portfolio companies in the field of media and entertainment. Viastar's portfolio currently includes; Picture Perfect Releasing, Inc., Viastar Partners, Inc., and All4Entertainment, Inc.

ALL4 ENTERTAINMENT, INC. ("All4") All4 the Company's wholly owned subsidiary is an independent family oriented motion picture and television production company. The Company plans to produce and market mainly family oriented films domestically and internationally. The Company intends on capturing a small share of the family oriented media market. All4 will also solicit various partners and may license rights to private investors and/or distributors that either finance or produce family oriented projects.

All4 anticipates that it will produce innovative and original motion pictures involving classic stories. All4 intends on becoming an independent provider of made for TV movies, "G-rated" movies, ultimately taking advantage of what the Company perceives as the need for "high-profile - low budget" classical children and family film productions. All4 believes that these films increase the prospect of profitability, as budgets are low and story lines have built in name and story recognition.

All4 is designed to address the demands of the growing multimedia digital programming industry. The "Clubcharlie" series, expected to be taken from and made popular by its theatrical release, will be dedicated to creating a high profile, low budget, innovative network television series. This series is believed to be packed with tremendous after-market, cross-platform and reuse potential. The Clubcharlie theme as a multimedia production profit center will further augment profits by utilizing the same recorded images, personnel, and equipment for multiple uses.

All4 intends on penetrating the market rapidly through a series of strategic initiatives, which include:

*    A portal for kids website.
* Relationships with non-profit organization that will provide a platform that attracts parental support and corporate partners.
* A series of corporate partnerships with organizations interested in creating customer loyalty with kids and their families.
* A feature film and accompanying television series that portrays the sensibilities of today's kids yet providing a positive role model for those same kids.

All4 plans to supply low-budget feature films served by independent production motion picture companies. The Company believes that the low-budget feature film industry is the fastest growing area in the motion picture film industry.

PICTURE PERFECT RELEASING, INC. ("PPR"). PPR a newly formed wholly owned subsidiary shall become the distribution arm. PPR will begin by distributing All4's productions as well as other independent films. PPR expects to carve a small niche in domestic and foreign distribution by offering profit participation with producers of the independent films. PPR believes that it will become positioned to attract many independents seeking to distribute their films and gain exposure. PPR will seek to co-distribute in some of the markets it intends to service, thus gaining rapid exposure and market share, and tapping existing networks for theatrical broadcast distribution.

VIASTAR PARTNERS, INC. ("VPI") VPI a wholly owned subsidiary was established to joint venture with others, to assist All4, as well as finance independent productions. These activities can be accomplished through an exchange for equity in the film. VPI may also seek government tax incentive assistance as well as pursuing co-production treaties that are favorable to this genre.

ACTIVITIES WITHIN EUROPE. The Company and its management are working towards the ability to identify and acquire ownership interest in various European media and entertainment companies. Currently the Company is pursuing transactions in the Czech Republic and Germany. The Company has engaged a Czech attorney whose services to date have been the identification of several acquisitions. The Company is in various stages of negotiations and believes that an acquisition will be consummated by the end of the second quarter of 2002.

WEBSITE PRESENCE. The Company intends to develop and maintain a website concentrating on kids and their families. We believe our website will provide visitors with meaningful content and services, products and loyalty benefits from both online vendors and offline merchants. Our intent is to create a "virtual community" between kids and their families, on the one hand, and corporate partners, on-line vendors and off-line merchants on the other hand. We anticipate that our website may feature (i) interactive chat and bulletin boards; (ii) product information; (iii) an on-line store featuring products from vendors, service providers and digital publishers; (iv) video games, quizzes and mind-benders; (vi) reviews on music CD's, movies, books, and video games; (vii) contests; (viii) a "members only" benefits section; (ix) free personal websites; (x) free e-mail; (xi) scheduled chats or interviews with experts or celebrities; (xii) in on-line scavenger hunt that leads kids through our merchandising sponsors' websites in order to obtain clues to solve mysteries; (xiii) video and audio files of our productions; (xiv) a secure online portal where investors and merchants can update their information on-line in real-time; (xv) on-line member and vendor registration;
(xvi) e-postcards and special occasion cards containing our brand;
(xvii) comic books featuring the same characters as our productions; and (xviii) free downloads of licensed software and game demos.

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

DISTRIBUTION. PPR and its management have an excellent understanding of how marketable films can be. Motion picture distributors are dependent upon a constant source of quality films to distribute. Yearly, distributors are presented with hundreds of feature film projects, complete with screenplays, directors, and name stars, all as a package, ready to be produced. To enhance their supply of films, distributors pursue joint venture agreements with independent production companies. PPR intends to negotiate such agreements with producers by offering matching funds arrangements, which will be very attractive to the independent producer. PPR will match dollar for dollar for the production of these packages.

The increased budget should improve both the quality of the film and the Company's chances of achieving a financially successful domestic theatrical production with increased box office revenues; (iv) the Company gains the distribution power of the distributor's network; and (v) the higher quality of films increase the value of the Company's film library, an asset that has allowed a number of the big studios to sell productions for attractive premiums.

The Company believes that most of its productions will be intended primarily for foreign and domestic video distribution. However, if a project tests positively with a research audience, the Company will seek third party prints and ads ("P &A") funds to release the picture theatrically. In such a situation, the third party P &A source would typically receive a first position recoupment lien against box office collection and television receipts, in addition to a priority position for video revenues.

The release of a picture theatrically would occur only in the event that such a release is realistically expected to result in income to the Company, or if the Company determines that such a release would probably result in a measurable increase in revenue from video, foreign distribution, television or interactive games.

The Company intends to utilize distribution agreements to maximize revenues and increase collections, minimizing cash outlay. The areas of distribution which are cash or personnel intensive (i.e. domestic theatrical or domestic and foreign video) will be handled by established distributors.

In some situations, producers, directors, actors, writers and others participate in the proceeds generated by the motion pictures in which they are involved. Featured films are licensed to exhibitors pursuant to contracts that provide for the length of the engagement, rental fees, which may either be a percentage of box office receipts, with or without a guarantee of a fixed minimum, or a flat amount, and other relevant terms. The number of feature films that a particular theater exhibits depends on its policy of program changes, the competitive conditions in its area and the quality and appeal of the feature films available to it. The Company anticipates that it will eventually compete with all other distributors for playing time in theaters.

FOREIGN, VIDEO & SALES

All4 will utilize open door sales agency distribution agreements with various entities ranging from major studios to independent foreign entities to get its products to the foreign and video markets.

The Company anticipates that its foreign distribution division will earn its compensation from distribution fees not to exceed 25% of gross sales. Foreign sales typically account for 50% of total sales collected within 90 days upon release of film, with the balance received within nine months. In the event of a financially successful theatrical project, overages generally will be collected within 18 months.

The continued growth in share of international box office receipts claimed by films, accompanied by a continued decline in the number of quality films available to international distributors, leads the Company to believe that pre-sale percentages may even climb higher in the near future.

TELEVISION SALES

Income from television markets may also provide a potential source of revenue for the Company. Distribution using pay-per-view, including, but not limited to, local cable systems, hotels and hospitals typically occur three to five months after theatrical release, if any, but before video release. Traditional cable release (HBO, Showtime, Cinemax, The Movie Channel) typically occur about 6 months following video release, with network/syndicated television income occurring approximately 3 to 5 years later.

DEVELOPMENT STAGE COMPANY. Viastar Holdings, Inc. is a development stage company that has just recently begun to implement its business plan. The likelihood of success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the competitive environment in which the Company will operate. The Company's long-term viability, profitability and growth will depend upon successful commercialization of existing products, and the development and commercialization of new products relative to its business plan. As a development-stage company, the Company has no relevant operating history upon which an evaluation of its performance can be made. Such performance must be considered in light of the risks, expenses and difficulties frequently encountered in establishing new products and markets in the evolving, highly competitive Internet industry.

LIMITED OPERATING HISTORY OF THE COMPANY. Although the Company was incorporated on January 6, 1993, the Company has just decided to concentrate on media, and entertainment portfolio business. Therefore, the Company has a limited operating history upon which an evaluation of the Company's prospects can be made.

FAILURE TO MANAGE GROWTH. The Company expects to experience significant growth. The Company's growth may place a significant strain on the Company's management, financial, operating and technical resources. Failure to manage growth effectively could have a material adverse effect on the Company's financial condition or results of operations. Part of the Company's business strategy is to acquire assets that will complement its business plan. The Company is unable to predict whether or when any material transaction will be completed should negotiations commence. If the Company proceeds with any such transaction, no assurance can be given that the Company can effectively integrate the acquired operations with its own operations. The Company may also seek to finance such acquisitions by debt financing or through the issuance of equity securities and there can be no assurance that any such financing will be available or on acceptable terms or at all.

COMPETITION IN THE INTERNET INDUSTRY. The market for Internet-based, electronic commerce and database solutions is extremely competitive. The Company anticipates that competition will intensify as competitors expand their product offerings and new competitors enter the market. There can be no assurance that the Company will be able to compete successfully against current or future competitors, or that competitive pressures faced by the Company will not harm its business, operating results or financial condition.

COMPETITION IN THE FILM INDUSTRY. The business in which the Company intends to engage in is significantly competitive. Each of the Company's primary business operations are subject to competition from companies, which may have greater production, distribution and capital resources than the Company. More generally, the Company anticipates it will compete with various other leisure-time activities, such as home video viewing, movie theaters, personal computers and other sources of children's and young adult entertainment.

There is also active competition among production companies for the services of producers, directors and actors, and for the acquisition of literary properties. The increased number of theatrical films released in the US has resulted in increased competition for theater space and audience attention. There is also strong competition throughout the home video industry, both from home video subsidiaries of major motion picture studios, independent companies, and from new film viewing venues such as pay-per-view and others.

The Company also anticipates competing with several major film studios, in addition to numerous independent motion picture and television production companies, television networks and pay television systems for the acquisition of literary properties, the services of performing artists, directors, producers and other creative and technical personnel and production financing.

As a result of rapid technological developments, shifting consumer demands and the popularity and availability of other forms of entertainment, it is impossible to predict what affect these factors will have on the ability of the Company to generate revenues. The Company's films will compete with productions distributed by others, success is dependent not only on the quality and acceptance of that particular production, but, also, on the quality and acceptance of other productions released in the marketplace at or around the same time. Moreover, as a result of the recent success of independently produced films, major studios and other entertainment companies have shown renewed interest in acquiring distribution rights to such films.

In the distribution of motion pictures, there is very active competition to obtain bookings of pictures in theaters and television networks and stations globally. A number of major motion picture companies have acquired several motion picture theaters and chains of theaters. Such acquisitions may have an adverse effect on the Company's distribution endeavors and its ability to book certain theaters which, due to their prestige, size and quality of facilities, are deemed to be especially desirable. In addition, the Company's ability to compete in certain foreign territories with either film or television product may be affected by local restrictions and quotas. In certain countries, local governments require that a minimum percentage of locally produced productions be broadcast, thereby further reducing available time for exhibition of the Company's productions. There can be no assurance that additional or more restrictive theatrical or television quotas will not be enacted or that countries with existing quotas will not strictly enforce them. Additional or more restrictive quotas or stringent enforcement of existing quotas could materially and adversely affect the business of the Company by limiting its ability to fully exploit its productions internationally.

DEPENDENCE ON KEY PERSONNEL. The Company is dependent on the efforts and abilities of certain senior management. The interruption of the services of key management could have a material adverse effect on the Company's operations, profits and future development, if suitable replacements are not promptly obtained. The Company has employment agreements with its senior management; however, no assurance can be given that each executive will remain with the Company during or after the term of his employment agreement. In addition, the Company's success depends, in part, upon its ability to attract and retain other talented personnel. There can be no assurance that the Company will be able to continue to attract and retain such personnel necessary for the development of the business of the Company.

RESPONDING TO RAPID TECHNOLOGICAL CHANGE. The Internet market is characterized by rapidly changing technologies, frequent introduction of new products and services and evolving industry standards. The recent growth of the Internet and intense competition in the Internet industry exacerbate these market characteristics. To achieve the Company's goals, the web site will need to effectively integrate the various software programs and tools required to enhance and improve product offerings and manage its business. The Company's future success will depend on its ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of its services. The Company may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, new enhancements must meet the requirements of current and prospective users and must achieve significant market acceptance. The Company could also incur substantial costs if it needs to modify its services or infrastructures to adapt to these changes.

DEPENDENCE ON PRODUCTION SALES AND NAME, STORY AND BRAND RECOGNITION. The Company believes that its success will partly depend on its ability to maintain and increase the name, story and brand recognition of its productions and products. The Company believes that it will assemble a portfolio of classical stories and characters, which will have a certain degree of historical recognition in the literary and film industries. The Company believes that promoting and enhancing the historical recognition of classical stories is important to the success of its productions, products and services. The inability of the Company to maintain and increase story and brand recognition could have a material adverse effect on the Company's business, financial condition or results of operations.

INTERNATIONAL OPERATIONS AND EFFORTS MAY NOT BE SUCCESSFUL IN GENERATING REVENUES. Although the Company has yet to generate any international revenues, the Company is planning to commence its international operations and sales efforts. There can be no assurance that the Company will generate any international revenues or that risks of international sales and operations will not harm the Company.

International business involves inherent risks, and we anticipate the risks that may affect the Company include:

   - unexpected changes in regulatory requirements and tariffs that may be imposed;
   - difficulties in staffing and managing foreign operations;
   - longer payment cycles and greater difficulty in accounts receivable collection;
   - potentially harmful tax consequences;
   - fluctuating exchange rates;
   - price controls or other restrictions on foreign currency; and
   - difficulties in obtaining export and import licenses.

GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES. There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing and taxation, content, copyrights, distribution, antitrust matters and the characteristics and quality of products and services. For example, the Telecommunications Act sought to prohibit transmitting various types of information and content over the Internet. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, obscenity, libel and personal privacy are applicable to the Internet or the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business. Any new laws or regulations relating to the Internet could adversely affect the Company's business.

In addition, because the Company's service will be available over the Internet in multiple states and foreign countries, these jurisdictions may require the Company to qualify to do business as a foreign corporation in each of these states or foreign countries, which could subject it to taxes and other regulations.

COMPLIANCE WITH GOVERNMENT REGULATION OF THE FILM INDUSTRY. The following does not purport to be a summary of all present and proposed federal, state and local regulations and legislation relating to the production and distribution of film entertainment and related products; rather, the following attempts to identify those aspects that could affect the Company's business. Also, other existing legislation and regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, are currently the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could affect, in various manners, the methods in which the industries involved in film entertainment operate.

Audiovisual works, such as television programs and motion pictures, are not included in the terms of the General Agreement on Trade and Tariffs Treaty. As a result, many countries, including members of the European Union, are able to enforce quotas that restrict the number of United States produced feature films, which may be distributed in such countries. Although the quotas generally apply only to television programming and not to theatrical exhibitions of motion pictures, there can be no assurance that additional or more restrictive theatrical or television quotas will not be enacted or that existing quotas will not be more strictly enforced. Additional or more restrictive quotas or more stringent enforcement of existing quotas could materially or adversely limit the ability of the Company to exploit its productions.

Voluntary industry embargos or United States government trade sanctions to combat piracy, if enacted, could impact the amount of revenue that the Company realizes from the international exploitation of its productions. If such sanctions are not enacted or other action is not taken, the Motion Picture Industry, including the Company, may continue to lose an indeterminate amount of revenue as a result of motion picture piracy. The Code and Ratings Administration of the Motion Picture Association of America assigns ratings indicating age group suitably for the theatrical distribution for motion pictures. United States television stations and networks, in addition to foreign governments, impose additional restrictions on the content of motion pictures, which may restrict, in whole or in part, theatrical or television exhibitions in particular territories. Congress and the Federal Trade Commission are considering, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that may affect, directly or indirectly, the operation, ownership and profitably of the Company's business.

INTELLECTUAL PROPERTY PROTECTION.   The Company relies upon a combination of
trademarks, copyrights, confidentiality agreements and other contractual covenants to establish and protect its intellectual property rights. There can be no assurance that steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation of that intellectual property, or that the Company's competitors will not independently develop products substantially equivalent or superior to the Company's products. The Company believes its business does not infringe upon the valid proprietary rights of others, but there can be no assurance that third parties will not assert infringement claims against the Company and that, in the event of an unfavorable ruling on any such claim, a license or similar agreement to utilize the intellectual property rights in question relied upon by the Company in the conduct of its business will be available to the Company or reasonable terms, if at all. The loss of such rights (or the failure by the Company to obtain similar licenses or agreements) could have a material adverse effect on the Company's business, financial condition and results of operations.

Item  2.  DESCRIPTION OF PROPERTY

The Company corporate headquarters is located at 2121 Palomar Airport Road, Suite 105, Carlsbad, California 92009. The facility is approximately 2,000 square feet and is subleased through September 2003 at approximately $2,000 a month.


The Company's web sites is http://www.viastarholdings.com.

                                    -  9 -
===============================================================================

Item  3.  LEGAL PROCEEDINGS

The Company is neither subject to any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company.

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A vote of a majority of the shareholders was made on January 22, 2001 to effect a name change to Viastar Holdings, Inc. The vote was affirmative in change of the name.

A vote of a majority of the shareholders was made on June 21, 2001 to vote and approve a 1 for 10 reverse stock split. The vote was affirmative in approving the 1 for 10 reverse stock split.

PART II


Item  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

The Company participates on the OTC Bulletin Board, under the trading symbol "VISH".

The following table sets forth the quarterly high and low bid prices during 2001 as reported on OTC-BB. These prices are based on quotations between dealers, which do not reflect retail markup, markdown or commissions and may not reflect actual transactions. Values for the periods prior to June 30, 2001 are shown post reverse stock split.

                                                    PRICE
                                          --------------------------
            QUARTER ENDED                  HIGH                LOW
          ------------------              ------              ------
              March 31, 2000              $8.50               $2.50
               June 30, 2000             $10.00               $9.00
          September 30, 2000             $10.00               $0.60
           December 31, 2000              $3.10               $0.10
              March 31, 2001              $0.60               $0.60
               June 30, 2001              $1.30               $0.90
          September 30, 2001              $0.76               $0.76
           December 31, 2001              $0.74               $0.70

The Company is authorized to issue 50,000,000 shares of $.001 par value common stock. As of March 28, 2002 5,146,846 shares of the Company's common stock were issued and outstanding to 52 shareholders of record. The Company believes that there are approximately 300 beneficial shareholders of the Company's common stock, which is held in street name.

The Company has never paid a cash dividend on its common stock. The Company does not anticipate paying any cash dividends in the foreseeable future and intends to retain future earnings, if any, for the development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2001 the Company made the following issuances and sales of securities in reliance upon the exemption provided by
Section 4(2) of the Securities Act of 1933.

83,300 shares of restricted common stock as settlement of an outstanding obligation to an individual for a total value of $50,000 (post split).

500,000 shares of restricted common stock to an officer of the Company secured by a recourse note receivable for a total value of $50,000.

453,846 shares of restricted common stock as settlement of a loan payable to a corporation for a total value of $118,000 screenplay production rights.

3,000,000 shares of restricted common stock to an affiliate of an officer and a director of the Company secured by a recourse note receivable for a total value of $300,000.

All of the transactions referred to above are exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof covering transactions not involving any public offering or involving no "offer" or "sale".

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

PLAN OF OPERATION.

On July 12, 2001, Mr. Zee Batal resigned his positions as Chief Executive Officer and Chairman of the Board. Upon resignation of Mr. Batal,
Mr. George Malasek was appointed Chief Executive Officer and Chairman of the Board. Mr. Batal was subsequently appointed as President of the Company's wholly owned subsidiary, All4Entertainment, Inc. ("All4"). Mr. Batal currently heads the operations of All4. Management believes that opportunities to create value and revenue exist both domestically and internationally. The Company generated no revenues from operations during the year ended December 31, 2001.

The Company has begun its efforts in the acquisition or merger of media and entertainment businesses in Central and Eastern Europe within its corporate structure. The Company during the year contributed the screenplay rights to its wholly owned subsidiary All4 in exchange for all of its stock.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as a business opportunity has been acquired or the planned production of the film has commenced.

We believe that the main sources of our revenue based upon our current business plan will be (i) film and television series production revenues from foreign distribution and domestic theatrical, home video, pay-per-view, pay cable and basic cable distribution; (ii) commission or other compensation received from the sale of our products or our corporate partners' products and services; and
(iii) advertising and sponsorship revenues earned from website banner ads and web-based publications.

                                    - 11 -
===============================================================================

Our success is materially dependent upon our ability to satisfy additional financing requirements. In order to satisfy our requisite budget, management has held and continues to conduct negotiations with various investors. We anticipate that these negotiations may result in the company capital structure. Financial resources may never be adequate enough to support our operations involves due to certain risks and uncertainties. We anticipate that we will need to raise additional capital to develop, promote and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. There can be no assurance that additional funding will be available under favorable terms, if at all.
If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain products and services that we would not otherwise relinquish.

LIQUIDITY AND CAPITAL RESOURCES.  The Company had no cash as of
December 31, 2001. The Company has maintained payments of vendors from the borrowings of its officers and directors or through the receipt of subscriptions receivable of common stock.

As of March 28, 2002, the Company had no material commitments for capital expenditures. The Company is dependent upon its ability to raise additional financing through various means. The Company entered into two separate notes receivable related to the issuance of 3,500,000 shares for a total value of $350,000.

EXPENSES. During 2001, the Company's primary expenses were $190,500 in salaries, and $68,732 in professional fees associated with its business operations compared with $225,000 in salaries and $64,860 in professional fees in 2000. The Company incurred $298,721 in general and administrative expenses during 2001, compared with $432,268 for 2000.


                                    - 12 -
===============================================================================

Item  7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             VIASTAR HOLDINGS,INC.
                         (A Development Stage Entity)

                             Financial Statements
                         as of and for the years ended
                          December 31, 2000 and 2001
                                   and from
                          Inception (January 6, 1993)
                           through December 31, 2001

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

     Notes to Financial Statements . . . . . . . . . . . . . . . . . 6-9

                                    - 13 -
===============================================================================

                         Independent Auditors' Report

ARMANDO C. IBARRA
CERTIFIED PUBLIC ACCOUNTANTS
(A Professional Corporation)


Armando C. Ibarra, C.P.A.                  Members of the California Society of
Armando Ibarra, Jr., C.P.A.                        Certified Public Accountants


To the Board of Directors of
Viastar Holdings, Inc.
 (A Development Stage Company)

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Viastar Holdings, Inc. (A Development Stage Company) as of December 31, 2001, and 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viastar Holdings, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.



/s/Armando C. Ibarra, CPA-APC
-----------------------------
Armando C. Ibarra, CPA-APC


March 27, 2002
Chula Vista, California


                                    - 14 -
===============================================================================

                             VIASTAR HOLDINGS,INC.
                         (A Development Stage Company)

                                Balance Sheets

                                                         12/31/01   12/31/00
                                                         ---------   ---------
                         ASSETS
     Current assets:
       Cash                                              $   -        $   -
                                                         ---------   ---------
         Total current assets                                -            -


     Screenplay rights, at cost                              -         100,000
     Notes receivable                                     350,000         -
     Investment in subsidiary                             100,000         -
                                                         ---------   ---------
     Total other assets                                   450,000      100,000
                                                         ---------   ---------

     Total Assets                                        $450,000    $ 100,000
                                                         =========   =========


      LIABILITIES & STOCKHOLDERS'EQUITY/(DEFICIT)
     Current Liabilities:
       Accounts payable and accrued liabilities          $ 70,380    $  25,844
       Bank  overdraft payable                                  6         -
       Related party advance                                 -          50,000
       Amounts due to officers and directors
            including salaries                             35,189       64,010
       Related party acquisition loan for
            Screenplay                                       -         118,800
                                                         ---------   ---------
         Total current liabilities                        105,575      258,654

      Stockholders' equity/(deficit):
       Common stock,($0.001 par value; 50,000,000 shares   14,044        7,922
         authorized; 5,146,846 and 792,200 shares issued
         and outstanding at December 31, 2001 and 2000,
         respectively)
       Subscriptions receivable                              -         (69,500)
       Additional paid in capital                       1,271,816      545,638
       Deficit accumulated during development            (941,435)    (642,714)
                                                        ---------    ---------
         Total stockholders' equity/(deficit)             344,425     (158,654)
                                                        ---------    ---------

     Total Liabilities & Stockholders' Equity/(Deficit) $ 450,000    $ 100,000
                                                        =========    =========

       See notes to financial statements.

                                    - 15 -
===============================================================================

                             VIASTAR HOLDINGS,INC.
                         (A Development Stage Company)

                           Statements of Operations

                                              Year Ended            Inception
                                         ---------------------    (01/06/93) to
                                         12/31/01    12/31/00       12/31/01
                                         ---------   ---------       ---------
     Revenue                             $    -      $   -           $   -
                                         ---------   ---------       ---------
        Total Revenues                        -          -               -

     General & Administrative Expenses     298,721    432,268         950,044
                                         ---------   ---------       ---------
        Total General & Administrative
               Expenses                    298,721    432,268         950,044
                                         ---------   ---------       ---------

     Net loss                            $(298,721)  $(432,268)      $(950,044)
                                         =========   =========       =========

       Basic loss per share              $  (0.15)   $  (0.08)
     Weighted average number of common   =========   =========
       shares outstanding                2,016,950   5,364,164
                                         =========   =========

       See notes to financial statements.

                                    - 16 -
===============================================================================

                             VIASTAR HOLDINGS,INC.
                         (A Development Stage Company)

           Statement of Changes in Stockholders' Equity/Deficit)

                                                                                   Accumulated
                                  Common Stock          Additional                 Deficit
                             ----------------------     Paid in      Subscription  During
                               Shares     Par Value     Capital      Receivable    Development       Total
                             ---------    ---------     ----------   ---------     ---------       ---------
Balance, Inception
 (January 6, 1993)                -       $    -        $     -      $    -        $    -          $    -

  February 1, 1993, Shares
  Issued for cash net of
  offering cost                 18,600         -             1,860        -             -              1,860
                             ---------    ---------     ----------   ---------     ---------       ---------

Balance, December 31, 1993      18,600         -             1,860        -             -              1,860

  Net loss                        -            -              -           -           (2,310)         (2,310)

  December 17, 1997; 100:1
  Forward stock split        1,841,400         -              -           -             -               -

  December 17, 1997; Change
  in par value ($0 to $.001)      -           1,860         (1,860)       -             -               -
                             ---------    ---------     ----------   ---------     ---------       ---------

Balance, December 31, 1997   1,860,000        1,860           -           -           (2,310)           (450)

  Net loss                        -            -              -           -           (1,100)         (1,100)
                             ---------    ---------     ----------   ---------     ---------       ---------

Balance, December 31, 1998   1,860,000        1,860           -           -           (3,410)         (1,550)

  April 16, 1999;  Shares
  issued for services
  (at par)                   2,000,000        2,000           -           -             -              2,000

  Net loss                        -            -              -           -         (207,036)       (207,036)
                             ---------    ---------     ----------   ---------     ---------       ---------

Balance, December 31, 1999   3,860,000        3,860           -           -         (210,446)       (206,586)

  July 27, 2000; Shares
  issued for services
  ($0.10 per share)          2,022,000        2,022        200,178        -             -            202,200

  July 27, 2000; Donated
  Services                        -            -           137,500        -             -            137,500

  August 23, 2000 Shares
  issued for conversion
  of Notes Payable
  ($0.10 per share)          1,000,000        1,000         99,000        -             -            100,000

  September 15, 2000 Shares
  issued for subscription
  receivable ($0.10 per
  share)                     1,000,000        1,000         99,000     (69,500)         -             30,500

  December 4, 2000 Shares
  Issued for cash
  ($0.25 per share)             40,000           40          9,960        -             -             10,000

  Net loss                                                    -           -         (432,268)       (432,268)
                             ---------    ---------     ----------   ---------     ---------       ---------

Balance, December 31, 2000   7,922,000    $   7,922     $  545,638   $ (69,500)    $(642,714)      $(158,654)

  Additional shares
  issued for transaction
  made in 2000                  40,000         -              -           -             -               -

  February 9, 2001; Shares
  issued for accounts
  payable ($0.10 per
  share)                       385,000          385         38,115        -             -             38,500

  February 9, 2001; Shares
  issued for salaries
  payable ($0.10 per
  share)                       750,000          750         74,250        -             -             75,000

  May 3, 2001; Shares
  issued for conversion
  of loan payable ($0.06
  per share)                   833,000          833         49,167        -             -             50,000

  Stock split (1:10)        (9,930,000)        -              -           -             -               -

  September 11, 2001;
  shares issued for
  conversion of related
  party payable ($0.26
  per share)                   453,846          454        118,346        -             -            118,800

  September 30, 2001;
  shares issued for
  subscription
  receivable ($ 0.10

  per share)                 3,000,000        3,000        297,000        -             -           (300,000)

  September 30, 2001;
  shares issued for
  subscription
  receivable ($0.10
  per share)                   500,000          500         49,500        -             -            (50,000)

  November 02, 2001;
  shares issued for
  salaries payable
  ($0.50 per share)            200,000          200         99,800        -             -            100,000


  Cancellation of
  stock subscription
  in year 2000                    -            -              -         69,500          -             69,500

  Net loss                        -            -              -           -             -               -

  December 31, 2001               -            -              -           -         (298,721)       (298,721)
                             ---------    ---------     ----------   ---------     ---------       ---------

Balance, December 31, 2001   5,146,846    $  14,044     $1,271,816   $    -        $(941,435)      $ 344,425
                             =========    =========     ==========   =========     =========       =========

       See notes to financial statements.

                                       4

                                    - 17 -
===============================================================================

                             VIASTAR HOLDINGS,INC.
                         (A Development Stage Company)

                           Statements of Cash Flows

                                              Year Ended            Inception
                                         ---------------------    (01/06/93) to
                                         12/31/01     12/31/00      12/31/01
                                         ---------   ---------      ---------
Cash flows from operating activities -
  Net loss                               $(298,721)  $(432,268)     $(941,435)
      Write down of screenplay right       100,000      50,000        150,000
      Donated services                        -        137,500        137,500

      Common stock issued for services,
         tender of notes payable, and
         accrued salaries                  263,500     202,200        469,560
      Prepaid expenses                        -         13,581           -
      (Increase)/Decrease in notes
         receivable                       (350,000)       -          (350,000)
      Increase/(Decrease in loan payable  (118,800)       -              -
      Increase/(Decrease in due related
         party                             (50,000)      6,777        (50,000)
      Increase/(Decrease)in current
         liabilities                        15,721     (87,090)       155,575
                                         ---------   ---------      ---------
Cash used in operating activities         (438,300)   (109,300)      (428,800)

  Investment in subsidiary                (100,000)       -          (100,000)
  Acquisition of screenplay rights            -           -          (150,000)
                                         ---------   ---------      ---------
Cash used in investing activities         (100,000)       -          (250,000)

Cash flows from financing activities -
  Stock issued from notes receivable       350,000        -           350,000
  Decrease of screenplay loan              118,800     (31,200)       118,800
  Cash received for stock issued              -         40,500         40,500
  Proceeds on loan advance                    -        100,000        100,000
  Additional paid in capital                  -           -              -
  Cancellation of subscription receivable   69,500        -           69,500
                                         ---------   ---------      ---------
Net cash provided by financing activities  538,300     109,300        678,800

  Net change in cash                          -           -              -
  Cash at beginning of year                   -           -              -
                                         ---------   ---------      ---------

  Cash end of year                       $    -      $    -         $    -
                                         =========   =========      =========


Supplemental information:
  - No interest or taxes were paid.

       See notes to financial statements.

                                       5

                                    - 18 -
===============================================================================

                             VIASTAR HOLDINGS,INC.
                         (A Development Stage Entity)

                       Notes to the Financial Statements

NOTE 1.   HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized January 6, 1993, under the laws of the state of Nevada, as Lotus Enterprises, Inc. on February 1, 1993. The Company issued 18,600 shares of its no par value common stock for $1,860. On December 17, 1997, the State of Nevada approved the Restated Articles of Incorporation, which increased its authorized capital to 25,000,000 common shares. The change of no par value common shares to par value of $0.001, and a forward stock split of 100:1 thus increasing the outstanding common stock from 18,600 shares to 1,860,000 shares. On April 6, 1999 the State of Nevada approved the Restated Articles of Incorporation, which changed its name to ClubCharlie.com, Inc. The Company on January 22, 2001 held special shareholders meeting and voted on a name change to Viastar holdings, Inc. The Company received acceptance from the State of Nevada approving the Certificate Amending Articles of Incorporation. The Company approved and executed a 10 for 1 reverse split on July 23, 2001.


NOTE 2.   ACCOUNTING POLICIES AND PROCEDURES

a.   Basis of Accounting

The Company uses the accrual method of accounting. The Company has elected a December 31, year end.

b.   Basic Earnings (Loss) Per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective June 23, 1999 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

c. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

NOTE 2.   ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

d.   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e.  Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

f.  Research and Development

Research and development costs related to the Company's website are expensed as incurred as required by Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs," and EITF 00-2 "Accounting for Website Development Costs".

g.  Stock-Based Compensation


In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (FAS 123), the Company has elect to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its employee stock options plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation is recognized.

NOTE 2.   ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

h.  Concentration of Credit Risk

The Company maintains cash and cash equivalents with a single financial institution. The Company performs evaluations of the relative credit standing of the financial institution. The Company has no sustained losses from these instruments.

NOTE 3.   NOTES RECEIVABLE

The Company issued 3,500,000 shares of common stock to an affiliate of an officer and a director of the Company secured by a recourse note receivable.

NOTE 4.   INVESTMENT IN SUBSIDIARY

The Company transferred its rights to the screenplay "The Misadventures of Charlie Chance" to All4 Entertainment, Inc. in exchange for 100% of its common stock. The Company plans to continue marketing and promoting the screenplay through this wholly owned subsidiary.

NOTE 5.   WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock or preferred stock.

NOTE 4.   GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has minimal current source of revenue. Without realization of additional capital, it would be unlikely for the company to continue as a going concern. It is management's plan to seek additional capital through the sale of its securities through private placements.

NOTE 5.  INCOME TAXES


                                                  As of December  31,
                                                2001               2000
                                             ----------         ----------
Deferred tax assets/ (liability):            $  320,088         $  218,523
Income tax expense :                             - 0 -              - 0 -
                                             ----------         ----------
Valuation allowance                            (320,088)          (218,523)
                                             ----------         ----------
Net deferred tax assets                      $   - 0 -          $    -0-
                                             ==========         ==========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6.  SCHEDULE OF NET OPERATING LOSSES


1997  Net Operating Loss                   (2,310)
1998  Net Operating Loss                   (1,100)
1999  Net Operating Loss                 (207,036)
2000  Net Operating Loss                 (432,268)
2001  Net Operating Loss                 (298,721)
                                      -----------
Net Operating Loss                    $  (941,435)

As of December 31, 2001, the Company has net operating losses carryforward of approximately $ 941,435, which will expire 20 years from the date the loss was incurred.



                                    - 22 -
===============================================================================

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The registrant dismissed the accounting firm of Ramirez International
APC (Formerly Strabella & Ramirez, APC) on January 24, 2002.Ramirez International was previously engaged as the principal accountant to audit the Registrant's financial statements from December 31, 1999 through March 31, 2001.

The decision to change accountants was recommended by the Chairman to the Board of Directors of the Company. The Company has engaged the accounting firm of Armando C. Ibarra, CPA's on January 25, 2002 as the principal accountant to audit the Registrants' most recent fiscal years and any subsequent interim period prior to engaging them.

There were no disagreements between the Company and the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing, scope, or procedure, prior to the engagement of the New Auditor, there were no consultations between the Company and the New Auditor relating to disclosable disagreements with the Former Auditor, how accounting principles would be applied by the New Auditor to a specific transaction, or the type of an opinion the New Auditor might render.

PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERES, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth all of the current directors and executive officers of the Company, their ages and the offices they hold with the Company as of March 28, 2002. Executive officers and employees serve at the discretion of the Board of Directors. All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been duly elected and qualified.

DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS.
===============================================================================
Name                       Age          Position
-------------------------------------------------------------------------------
George Malasek             36           Chief Executive Officer, President and
                                        Chairman of the Board
-------------------------------------------------------------------------------
Kenneth Yonika             39           Chief Financial Officer, Treasurer and
                                        Secretary
-------------------------------------------------------------------------------
Zee Batal                  43           Director
===============================================================================

George Malasek, age 36, became Chief Executive Officer, President and Chairman of the Board in July 2001. Mr. George Malasek, in addition is a founder and Managing Director of Pacific Crest Equity Partners, Inc. an international merchant banking firm. Mr. Malasek through this company and its predecessor has been providing consulting services to numerous public companies investment banks and private funds, encompassing the years 1995 through present day. Mr. Malasek is a seasoned financial professional, raised in Munich, Germany and educated in the United States. During his extensive career, Mr. Malasek has concentrated in corporate finance, capital markets, mergers & acquisitions and international trade and finance. Mr. Malasek has been a senior member of a corporate finance buyout, corporate valuation and financing.

Kenneth J. Yonika, 39, became the Company's Chief Financial Officer, Treasurer and Secretary during May 2000. Mr. Yonika's background includes direct corporate and "Big Six" accounting experience with a degree in Accounting.
Mr. Yonika has in the past worked with numerous public companies as a consultant and sometimes as Chief Financial Officer and/or Director. During the year ending December 31, 2000, Mr. Yonika held the position of both Director and Chief Financial Officer of 2doBiz.com, Inc. DOBZ:OTC/BB). Mr. Yonika in addition is a founder and Managing Director of Pacific Crest Equity Partners, Inc. Mr. Yonika currently holds the position of Chief Financial Officer and Secretary for NatureWell, Incorporated (NAWL: OTC/BB) a publicly traded nutraceutical company.

Zee Batal, age 43, was the Company's former Chief Executive Officer, President and Chairman of the Board. Mr. Batal currently holds the title of Director. Mr. Batal is also the President and Director of the Company's subsidiary All4Entertainment, Inc. Prior to joining Viastar Holdings, Inc., Mr. Batal served as the President of Ultimate Cigar Company.

All directors hold office until the next annual meeting of the shareholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

                                    - 23 -
===============================================================================

Item 10.  EXECUTIVE COMPENSATION

RECEIPT OF COMPENSATION REGARDLESS OF PROFITABILITY. The officers, directors and employees of the Company may be entitled to receive compensation, payments and reimbursements regardless of whether the Company operates at a profit or a loss. Any compensation received by the officers, directors and management personnel of the Company will be determined from time to time by the Board of Directors of the Company. Officers, directors and management personnel of the Company are reimbursed for any out-of-pocket expenses incurred on behalf of the Company.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION. Specified below, in tabular form, is the aggregate annual compensation of the Company's Chief Executive Officer as well as all other executive officers as of December 31, 2001.

                          SUMMARY COMPENSATION TABLE
                                         Annual Compensation                   Long-Term Compensation
                                  ----------------------------------   --------------------------------------
                                                        Other Annual   Restricted   Securities    All Other
Name and                           Salary      Bonus    Compensation     Stock      Underlying   Compensation
Principal Position        Year      ($)         ($)         ($)        Awards ($)   Options(#)       ($)
-----------------------   ----   -----------   ------   ------------   ----------   ----------   ------------

George Malasek            2001       -            -     $  60,000(1)        -            -            -
Chief Executive Officer,  2000       -            -          -              -            -            -
President and Director

Zee Batal                 2001       -            -          -              -            -            -


Director                  2000  $ 150,000         -          -              -            -            -

Kenneth Yonika            2001       -            -     $  60,000(1)        -            -            -
Chief Financial Officer   2000       -            -     $  20,000(2)        -            -            -
Treasurer, and Secretary

--------------------
     (1)     Includes the fair market value of shares that were issued in lieu of cash for services provided.  Both Mr. Malasek and Mr. Yonika are co-owners of the businesses that received this income.
     (2)     Includes 20,000 shares issued for director services (post-split).


                                    - 24 -
===============================================================================

                     OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth certain information regarding stock options granted to the named executive officers during the fiscal year ended
December 31, 2001. No stock appreciation rights were granted to these individuals during such year.
                                   Individual Grants
                         --------------------------------------
                         Number of    Percent of       Exercise
                         Securities   Total Options    or
                         Underlying   Granted to       Base
                         Options      Employees in     Price      Expiration
Name                     Granted(#)   Fiscal Year(1)   ($/Sh)        Date
----------------------   ----------   --------------   --------   ----------
George Malasek                -             -          $ 0.000        --
Chief Executive Officer,
President and Chairman
of the Board

Kenneth Yonika                -             -          $ 0.000        --
Chief Financial Officer,
Treasurer and Secretary

Zee Batal                     -             -          $ 0.000        --
Director
-----------------------------------------------------------------------------

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR END OPTION VALUES

The following table sets forth certain information with respect to the exercise of stock options during the fiscal year ended December 31, 2001 by the named executive officers and the number and value of unexercised options held by each of the named executive officers as of December 31, 2001:

                         Shares               Number of Securities Under-      Value of Unexercised
                        Acquired               lying Unexercised Options     In-the- Money Options at
                           on        Value       at Fiscal Year-End (#)         Fiscal Year-End ($)
                        Exercise   Realized   ---------------------------   ---------------------------
Name                      (#)        ($)      Exercisable   Unexercisable   Exercisable   Unexercisable
----------------------- --------   --------   -----------   -------------   -----------   -------------
George Malasek              -          -           0              0             $0             $0
Chief Executive Officer,
President and Chairman
of the Board

Kenneth Yonika              -          -           0              0             $0             $0
Chief Financial Officer
and Director

Zee Batal
Director                    -          -           0              0             $0             $0
--------------------


                                    - 25 -
===============================================================================

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the Company's
Common Stock beneficially owned as of March 28, 2002 (i) by each person who is known by the Company to own beneficially more than 5% of the Company's Common
Stock and (ii) by each of the Company's directors, Named Executive Officers and by all executive officers and directors as a group.

NAME AND ADDRESS                SHARES OWNED    PERCENTAGE OF CLASS
-----------------------------   -------------   -------------------
George Malasek,
Chief Executive Officer
Carlsbad, California              3,600,000(1)         69.95%

Zee Batal,                          446,109             8.67%
Director
Carlsbad, California

Ken Yonika, Chief Financial
Officer and Director              3,120,000(1)         57.78%
San Diego, California

Directors and Officers as a       4,066,109            79.02%
group

(1) Includes 100,000 shares owned by four separate companies that Mr. Malasek and Mr. Yonika are affiliated with and 3,000,000 shares subscribed to by a company jointly owned by Mr. Malasek and Mr. Yonika.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions. On or about July 13, 1999, the Company and Charlie Chance Productions, a Canadian corporation ("Charlie Chance") entered into an Original Screenplay Acquisition Agreement ("Agreement"). According to the terms of the Agreement, the Company purchased from Charlie Chance all rights, title and interest in all properties, interests, rights and claims to the original story plot entitled "The Misadventures of Charlie Chance". In exchange, the Company agreed to execute a promissory note in favor of Charlie Chance in the amount of One Hundred Fifty Thousand Dollars ($150,000.00). The promissory note included a repayment term of six (6) months and bore no interest. The Company also agreed to execute a royalty agreement whereby Charlie Chance would be entitled to ten percent (10%) of the net profits. Zee Batal, an officer and a director of the Company, is the sole officer, sole director and sole shareholder of Charlie Chance. Mr. Batal subsequent to December 31, 2000 sold Charlie Chance Productions to a relative who continues to carry out the same business plan.

                                    - 26 -
===============================================================================

January 13, 2000 the Company negotiated a six-month extension of the due date, then in 2001 the due date was extended to December 31, 2001. The Company is conducting a private placement pursuant to Section 4(2) of the Securities Act of 1933 ("Act") and Rule 506 of Regulation D. 40,000 shares have been sold through March 28, 2002.

The Company received an advance of $50,000 from a relative of an officer and director of the Company. The advance is non-interest bearing and payable on demand. The Company settled this note payable for 83,300 shares of common stock as of March 28, 2002.

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

                    10.3 *    Employment Agreement with Zee Batal

                    23.1      Consent of Independent Auditors


                    * Incorporated by reference to the Company's Form 10-SB12G filed with the Securities and Exchange Commission on December 13, 1999.

          (b) The Registrant did not file any reports on Form 8-K during the year ended December 31, 2001.


                                    - 27 -
===============================================================================

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 1, 2002                      By:  /s/ George Malasek
       -------------                            --------------
                                                George Malasek
                                                Chief Executive Officer,
                                                President and Chairman of the
                                                Board


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  April 1, 2002                   By:  /s/ George Malasek
       -------------                            --------------
                                                George Malasek
                                                Chief Executive Officer,
                                                President and Chairman of the
                                                Board

Date:  April 1, 2002                   By:  /s/ Kenneth Yonika
       -------------                            --------------

                                                Kenneth Yonika
                                                Chief Financial Officer,
                                                Treasurer and Secretary