Form 10QSB
period 2002-03-31
CLUBCHARLIE COM INC
filed 2002-05-20
CIK 1098226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTER ENDED March 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of May 15, 2002, there were 5,146,846 shares of the Registrant's common stock, $.001 par value per share, issued and outstanding.

===============================================================================

                             TABLE OF CONTENTS

                                                                      PAGE
PART I     FINANCIAL INFORMATION......................................  2

Item 1.    Financial Statements.......................................  3

           Consolidated Balance Sheets................................  4

           Consolidated Statement of Operations for the Three Months
             Ended March 31, 2002 and 2001 (unaudited)................  5

           Consolidated Statement of Cash Flows for the Three Months
             Ended March 31, 2002 and 2001 (unaudited)................  6

           Notes to Consolidated Financial Statements
             as of March 31, 2002.....................................  7

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations............  8


PART II    OTHER INFORMATION..........................................  9

Item 1:    Legal Proceedings..........................................  9

Item 2:    Changes in Securities......................................  9

Item 3:    Defaults Upon Senior Securities............................  9

Item 4:    Submission of Matters to a Vote of Security Holders........  9

Item 5:    Other Information..........................................  9

Item 6(a): Exhibits...................................................  9

Item 6(b): Reports on Form 8-K........................................  9

SIGNATURES............................................................ 10

                                   -  2 -
==============================================================================

PART I  -  FINANCIAL INFORMATION

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


Item 1.    Financial Statements


                     VIASTAR HOLDINGS, INC. AND SUBSIDIARY
                         (A Development Stage Entity)

                       Consolidated Financial Statements
                              as of March 31, 2002
                           and for the periods ended
                            March 31, 2002 and 2001
                                   and from
                          Inception (January 6, 1993)
                            through March 31, 2002


                                    -  3 -
==============================================================================

                     VIASTAR HOLDINGS, INC. AND SUBSIDIARY
                         (A Development Stage Entity)

                          Consolidated Balance Sheets

                                                          03/31/02    12/31/01
                                                         ---------   ---------
                                                        (unaudited)
                       ASSETS
     Current assets:
       Cash                                              $     115   $    -
                                                         ---------   ---------
       Total current assets                                    115        -

     Notes receivable                                      350,000     350,000
     Screenplay rights, at cost                            100,000     100,000
                                                         ---------   ---------

     Total assets                                        $ 450,115   $ 450,000
                                                         =========   =========


       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     Current liabilities:
       Accounts payable                                  $ 107,129   $  70,380
       Bank Draft payable                                     -              6
       Due to officers and directors                        60,506      35,189
       Related party advance                                20,491        -
                                                         ---------   ---------
     Total current liabilities                             188,126     105,575

     Commitments and contingencies (See Note 2)               -           -

     Stockholders' equity:
       Common stock, $0.001 par value; 50,000,000 shares
       authorized; 5,146,846 shares issued
       and outstanding at December 31, 2001
       and March 31, 2002                                   14,044      14,044
       Additional paid in capital                        1,271,816   1,271,816
       Deficit accumulated during development stage     (1,023,871)   (941,435)
                                                         ---------   ---------
     Total stockholders' equity                            261,989     344,425
                                                         ---------   ---------

    Total liabilities and stockholders' equity           $ 450,115   $ 450,000
                                                         =========   =========

  The accompanying notes are an integral part of these statements.

                                   -  4 -
===============================================================================

                     VIASTAR HOLDINGS, INC. AND SUBSIDIARY
                         (A Development Stage Entity)

               Consolidated Statements (unaudited) of Operations

                                          Three months ended        Inception
                                       ------------------------    (01/06/93 to
                                        03/31/02      03/31/01      03/31/02)
                                       ----------    ----------    -----------
     Revenue                           $     -       $     -       $      -

     Costs and expenses
       General and administrative          82,436       111,480      1,032,480
                                       ----------    ----------    -----------
     Net income (loss)                 $  (82,436)   $ (111,480)   $(1,032,480)
                                       ==========    ==========    ===========

     Net loss per share available
     to common stockholders:
       Basic and diluted               $   (0.02)    $   (0.13)
                                       ==========    ==========
     Weighted average number of
     common shares outstanding          5,146,846       829,416
                                       ==========    ==========

  The accompanying notes are an integral part of these statements.

                                   -  5 -
===============================================================================

                     VIASTAR HOLDINGS, INC. AND SUBSIDIARY
                         (A Development Stage Entity)

                     Consolidated Statements of Cash Flows

                                          Three months ended        Inception
                                       ------------------------    (01/06/93 to
                                        03/31/02      03/31/01      03/31/02)
                                       ----------    ----------    -----------

Cash flows from operating activities -
  Net loss                             $  (82,436)   $ (111,480)   $(1,032,480)
      Write down of screenplay right         -             -           150,000
      Donated services                       -          117,500        137,500
      Common stock issued for services,
         tender of notes payable, and
         accrued salaries                    -             -           469,560
      (Increase)/Decrease in notes
         receivable                          -             -          (350,000)
      Increase/(Decrease) in related
         party                             20,491          -           (29,509)
      Increase/(Decrease) in current
         liabilities                       62,060       (11,020)       226,244
                                       ----------    ----------    -----------
Cash used in operating activities             115        (5,000)      (428,685)

  Investment in subsidiary                   -             -          (100,000)
  Acquisition of screenplay rights           -             -          (150,000)
                                       ----------    ----------    -----------
Cash used in investing activities            -             -          (250,000)

Cash flows from financing activities -
  Stock issued from notes receivable         -             -           350,000
  Decrease of screenplay loan                -             -           118,800
  Cash received for stock issued             -            5,000         40,500
  Proceeds on loan advance                   -             -           100,000
  Cancellation of subscription
      receivable                             -             -            69,500
                                       ----------    ----------    -----------
Net cash provided by
  financing activities                       -            5,000        678,800

  Net change in cash                          115          -               115
  Cash at beginning of period                -             -              -
                                       ----------    ----------    -----------

  Cash end of period                   $      115    $     -       $       115
                                       ==========    ==========    ===========

Supplemental information:
  - No interest or taxes were paid.

  The accompanying notes are an integral part of these statements.

                                   -  6 -
===============================================================================

                     VIASTAR HOLDINGS, INC. AND SUBSIDIARY
                         (A Development Stage Entity)

                Notes to the Financial Consolidated Statements


1.         HISTORY AND OPERATIONS OF THE COMPANY.

HISTORY. The Company was organized January 6, 1993, under the laws of the State of Nevada, as Lotus Enterprises, Inc. On February 1, 1993, the Company issued 18,600 shares of its no par value common stock for $1,860. On
December 17, 1997, the State of Nevada approved the restated Articles of Incorporation, which changed the no par value common shares to par value of $.001. The Company increased its authorized capitalization to 25,000,000 common shares. Additionally, the Company approved a forward stock split on the basis of 100:1 thus increasing the outstanding common stock from 18,600 shares to 1,860,000 shares. On April 6, 1999, the State of Nevada approved the restated Articles of Incorporation, which increased its authorized capitalization to 50,000,000 common shares. The Company also changed its name to Clubcharlie.com, Inc. On January 22, 2001 the Company changed its name to Viastar Holdings, Inc. reflecting its change from concentration on the ClubCharlie concept to a holding company strictly for media and entertainment businesses. The Company during July 2001 established All4Entertainment, Inc.
a wholly-owned subsidiary to handle the production and development of the screenplay rights to the ClubCharlie concept. The Company on January 22, 2001 held special shareholders meeting and voted on a name change to Viastar holdings, Inc. The Company received acceptance from the State of Nevada approving the Certificate Amending Articles of Incorporation. The Company approved and executed a 10 for 1 reverse split on July 23, 2001.

OPERATIONS. Planned principal operations have not yet commenced; activities to date has been limited to forming the Company, assembling a management and consulting team, obtaining financial commitments and investments into the Company. In accordance with Statement of Financial Accounting Standard No.7, the Company is considered a development stage company.


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


3.         RELATED PARTY TRANSACTIONS

The Company during the three months ended March 31, 2002 borrowed monies from a related party.


4.         SUBSEQUENT EVENT

The Company plans to complete its merger with Montage Media during the second quarter of fiscal year 2002. The Company is continuing efforts in the acquisition of media and entertainment businesses in Europe and eventually in North America.

Montage Media & Capital (Montage) has a wide range of relationships within the film industry, enabling Montage to provide a full spectrum of services demanded in today's film environment; whether required by the major studios, sales agents, distributors or independent producers. Montage provides banking, co-production, off-balance sheet and tax efficient financing through consulting and M&A services. Montage has offices, joint ventures and preferred relationships in several key countries.

The Company has ended its negotiations with Ultimatebody, Inc.

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

PLAN OF OPERATIONS.

The Company generated no revenues from operations during the three months ended March 31, 2002 and management does not anticipate any operating revenue until following the completion and production of the movie and the Internet affinity program and/or the acquisition of media and entertainment businesses either in Europe or the United States.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant efforts have been undertaken regarding operational media and entertainment business.

We believe that a source of our revenue will be (i) film and television series production revenues from foreign distribution and domestic theatrical, home video, pay-per-view, pay cable and basic cable distribution; and
(ii) commissions, licensing fees or other compensation received from the sale of our products or our corporate partners' products and services.

The Company also believes that other sources of income will come from mergers and acquisitions of media and entertainment businesses in Central Europe and North America.

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

LIQUIDITY AND CAPITAL RESOURCES. The Company had a cash balance of $115 as of March 31, 2002. Current liabilities exceeded current assets by $188,011.

As of March 31, 2002, the Company had no material commitments for capital expenditures. The Company is dependent upon its ability to raise additional financing through various means. As of March 31, 2002 the Company has not been able to raise any additional capital. The Company has been able to pay obligations through the use of short-term loans or through the issuance of common stock. The Company during fiscal year 2001 settled a $50,000 related party obligation with the issuance of 833,000 shares of common stock.

EXPENSES. During the three months ended March 31, 2002, the Company incurred $26,000 in officer salary and directors' fees (compared to $37,500 for the same period in 2001), $30,908 in professional services (compared to $65,660 for the same period in 2001). These costs were included in total general and administrative costs of $82,436 (compared to $111,480 for the same period in 2001) a total decrease of $29,044 or 26% associated with its business operations. The Company has kept its operations at a minimum with its cash expenditures, while it currently is developing its business. The Company continues to pay for its services and expenditures through the use of issuing common stock. The Company believes with proper financing and working capital in place that the Company will discontinue the use of issuing shares in lieu of cash payment.


                                    -  8 -
===============================================================================

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The Company is neither subject to any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company.

Item 2.    CHANGES IN SECURITIES

           None.


Item 3.    DEFAULTS UPON SENIOR SECURITIES

           None.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.


Item 5.    OTHER INFORMATION

           None.


Item 6.    EXHIBIT AND REPORTS ON FORM 8-K

           a)   Exhibits

                None.

           b)   Reports on Form 8-K

                None.


                                    -  9 -
===============================================================================

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 17, 2002                          By:  /s/ George Malasek
                                                ---------------------
                                                George Malasek
                                                Chief Executive Officer and
                                                President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  May 17, 2002                        By:  /s/ George Malasek
                                            ------------------------
                                                George Malasek
                                                Chief Executive Officer and
                                                President


Date:  May 17, 2002                         By:  /s/ Kenneth Yonika
                                            ------------------------
                                                Kenneth Yonika, CPA
                                                Chief Financial Officer,
                                                Treasurer, and Secretary


                                    - 10 -
===============================================================================