Form 10QSB
period 2002-06-30
CLUBCHARLIE COM INC
filed 2002-08-20
CIK 1098226

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB


(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 2002

                                      OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from  _______ to ________

                       COMMISSION FILE NUMBER 000-28485
                       --------------------------------

                            VIASTAR HOLDINGS, INC.
                           -----------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   NEVADA                               88-0380343
                  --------                              ----------
       (STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

       2141 PALOMAR AIRPORT ROAD, SUITE 310, CARLSBAD, CALIFORNIA 92009
       ----------------------------------------------------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (760) 496-0458

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, PAR VALUE $.001 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of August 15, 2002, there were 5,146,896 shares of the Registrant's common stock, $.001 par value per share, issued and outstanding.

===============================================================================

                             TABLE OF CONTENTS

                                                                 PAGE
PART I   FINANCIAL INFORMATION ..................................  2

Item 1.  Financial Statements ...................................  3

         Consolidated Balance Sheets ............................  4
         Consolidated Statement of Operations for the Three
         Months Ended June 30, 2002 and 2001 (unaudited) ........  5
         Consolidated Statement of Operations for the Six Months
           Ended June 30, 2002 and 2001 (unaudited) .............  5
         Consolidated Statement of Cash Flows for the Six Months
           Ended June 30, 2001 and 2002 (unaudited) .............  6

         Notes to Consolidated Financial Statements
           as of June 30, 2002 ..................................  7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations ........  8


PART II  OTHER INFORMATION ......................................  9

Item 1:  Legal Proceedings ......................................  9

Item 2:  Changes in Securities ..................................  9

Item 3:  Defaults upon Senior Securities ........................  9

Item 4:  Submission of Matters to a Vote of Security Holders ....  9

Item 5:  Other Information ......................................  9

Item 6(a):  Exhibits ............................................  9

Item 6(b):  Reports on Form 8-K .................................  9

SIGNATURES ...................................................... 10

                                   -  2 -
==============================================================================

PART I  -  FINANCIAL INFORMATION

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

Item 1.   Financial Statements


                            VIASTAR HOLDINGS, INC.
                         (A Development Stage Entity)
                             Financial Statements
                             as of June 30, 2002
                          and for the periods ended
                            June 30, 2002 and 2001
                                   and from
                         Inception (January 6, 1993)
                            through June 30, 2002

                                   -  3 -
===============================================================================

                    VIASTAR HOLDINGS, INC. AND SUBSIDIARY
                         (A Development Stage Entity)

                         Consolidated Balance Sheets

                                                         06/30/02    12/31/01
                                                         ---------   ---------
                                                        (unaudited)
                       ASSETS
     Current assets:
       Cash                                              $   6,382   $    -
                                                         ---------   ---------
     Total current assets                                     -           -

     Notes receivable                                      350,000     350,000
     Screenplay rights, at cost                            100,000     100,000
                                                         ---------   ---------

     Total assets                                        $ 456,382   $ 450,000
                                                         =========   =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
       Accounts payable                                  $ 165,140      70,380
       Bank draft payable                                     -              6
       Due to officers and directors                       126,025      35,189
       Related party advance                                40,824        -
                                                         ---------   ---------
     Total current liabilities                             331,989     105,575

     Commitments and contingencies (See Note 2)               -           -

     Stockholders' equity:
       Common stock, $0.001 par value; 50,000,000 shares
       authorized; 5,961,846 issued and outstanding
       at June 30, 2002, and December 31, 2001              14,044      14,044
       Additional paid in capital                        1,271,816   1,271,816
       Deficit accumulated during development stage     (1,161,467)   (941,435)
                                                         ---------   ---------
     Total stockholders' equity                            124,393     344,425
                                                         ---------   ---------

    Total liabilities and stockholders' equity (deficit) $ 456,382   $ 450,000
                                                         =========    ========

       The accompanying notes are an integral part of these statements.

                                   -  4 -
===============================================================================

                    VIASTAR HOLDINGS, INC. AND SUBSIDIARY
                         (A Development Stage Entity)

                    Consolidated Statements of Operations

                                           Three months ended
                                         ----------------------
                                         06/30/02      06/30/01
                                         ---------    ---------
                                        (unaudited)   (unaudited)
     Revenue                             $    -       $    -

     Costs and expenses
       General and administrative          137,596       15,391
                                         ---------    ---------
     Net income (loss)                   $(137,596)   $ (15,391)
                                         =========    =========

     Net loss per share available
     to common stockholders:
       Basic and diluted                 $  (0.03)    $  (0.02)
                                         =========    =========
     Weighted average number of
     common shares outstanding           5,146,846      961,075
                                         =========   ==========

                                           Six months ended         Inception
                                         ---------------------    (01/06/93 to
                                         06/30/02      06/30/01     06/30/02)
                                         ---------    ---------    -----------
                                        (unaudited)  (unaudited)   (unaudited)
     Revenue                             $    -       $    -       $      -

     Costs and expenses
       General and administrative          220,032      126,871      1,252,512
                                         ---------    ---------    -----------
     Net income (loss)                   $(220,032)   $(126,871)   $(1,252,512)
                                         =========    =========    ===========
     Net loss per share available
     to common stockholders:
       Basic and diluted                 $  (0.04)    $  (0.20)
                                         =========    =========
     Weighted average number of
     common shares outstanding           5,146,846      820,975
                                         =========    =========

       The accompanying notes are an integral part of these statements.

                                   -  5 -
===============================================================================

                    VIASTAR HOLDINGS, INC. AND SUBSIDIARY
                         (A Development Stage Entity)

                    Consolidated Statements of Cash Flows

                                           Six months ended         Inception
                                         ---------------------    (01/06/93 to
                                         06/30/02      06/30/01     06/30/02)
                                         ---------    ---------    -----------
                                        (unaudited)  (unaudited)   (unaudited)
Cash flows from operating activities
  Net loss                               $(220,032)   $(126,871)   $(1,252,512)
    Adjustments to reconcile net loss to
      cash used in operating activities
    Write down of screenplay right            -            -           150,000
    Donated services                          -            -           137,500
    Common stock issued for services          -         167,500        469,560
    (Increase)/decrease in notes
      receivable                              -            -          (350,000)
    Increase/(decrease) in related
      party advances                        40,824         -            40,824
    Increase/(decrease) in current
      liabilities                          185,590      (53,829)       382,210
                                         ---------    ---------    -----------
Cash from (used in) operating activities     6,382      (13,200)      (422,418)

Cash flows used in investing activities
  Investment in subsidiary                    -            -          (100,000)
  Acquisition of screenplay rights            -            -          (150,000)
                                         ---------    ---------    -----------
Cash used in investing activities             -            -          (250,000)

Cash flows from financing activities
  Stock issued from notes receivable          -            -           350,000
  Decrease of screenplay loan                 -            -           118,800
  Cash received for stock issued              -          13,200         40,500
  Proceeds from loan advances                 -            -           100,000
  Cancellation of subscription
    receivable                                -            -            69,500
                                         ---------    ---------    -----------
Cash provided by financing activities         -          13,200        678,800

  Net increase in cash                       6,382         -             6,382
  Cash, beginning of the period               -            -              -
                                         ---------    ---------    -----------
  Cash, end of the period                $   6,382    $    -       $     6,382
                                         =========    =========    ===========

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
===============================================================================

                    VIASTAR HOLDINGS, INC. AND SUBSIDIARY
                         (A Development Stage Entity)

                     Notes to the Financial Statements

1.         HISTORY AND OPERATIONS OF THE COMPANY.

HISTORY. The Company was organized January 6, 1993, under the laws of the State of Nevada, as Lotus Enterprises, Inc. On February 1, 1993, the Company issued 18,600 shares of its no par value common stock for $1,860. On December 17, 1997, the State of Nevada approved the restated Articles of Incorporation, which changed the no par value common shares to par value of $.001. The Company increased its authorized capitalization to 25,000,000 common shares. Additionally, the Company approved a forward stock split on the basis of 100:1 thus increasing the outstanding common stock from 18,600 shares to 1,860,000 shares. On April 6, 1999, the State of Nevada approved the restated Articles of Incorporation, which increased its authorized capitalization to 50,000,000 common shares and the Company also changed its name to ClubCharlie.com, Inc. On January 22, 2001 the Company changed its name to ViaStar Holdings, Inc. reflecting its change from concentration on the ClubCharlie concept to a holding company focused on media and entertainment businesses. The Company during July 2001 established All4Entertainment, Inc. a wholly owned subsidiary to handle the production and development of the screenplay rights to the ClubCharlie concept. The Company approved and executed a 10 for 1 reverse split on July 23, 2001.

OPERATIONS. Planned principal operations have not yet commenced; activities to date have been limited to forming the Company, assembling a management and consulting team, obtaining financial commitments and investment. In accordance with Statement of Financial Accounting Standard No.7, the Company is considered a development stage company.


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


3.         RELATED PARTY TRANSACTIONS

The Company during the six months ended June 30, 2002 borrowed approximately $40,824 various related parties.

4.         MERGER TERMINATION

The Company previously announced its intent on merging with Montage Media & Capital (Montage). The Company and Montage agree that with the current state of the financial markets that it would not be in the best interest to combine the entities at this time. However the Company and the management of Montage will continue to work together on various projects and objectives within the media and entertainment field.


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

PLAN OF OPERATIONS.

The Company generated no revenues from operations during the six months ended June 30, 2002 and management does not anticipate any operating revenue until following the completion and production of the movie and the Internet affinity program and/or the acquisition of media and entertainment businesses either in Europe or the United States.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant efforts have been undertaken regarding operational media and entertainment business.

We believe that a source of our revenues will be from (i) film and television series production revenues from foreign distribution and domestic theatrical, home video, pay-per-view, pay cable and basic cable distribution; and
(ii) commissions, licensing fees or other compensation received from the sale of our products or our corporate partners' products and services.

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

Our operations involve risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we will need to raise additional capital to develop, promote, and conduct our operations. Additional capital may be raised through public or private financing as well as borrowings and other sources. There can be no assurance that additional funding will be available under favorable terms. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain products and services that we would not otherwise relinquish.

LIQUIDITY AND CAPITAL RESOURCES. The Company had a cash balance of $6,382 as of June 30, 2002. Current liabilities exceeded current assets by $325.607.

As of June 30, 2002, the Company had no material commitments for capital expenditures. The Company is dependent upon its ability to raise additional financing through various means. As of June 30, 2002 the Company has not been able to raise any further capital. It has been able to pay some obligations through short-term loans. The Company during the year ended December 31, 2001, settled a $50,000 obligation with the issuance of 833,000 shares of common stock.

EXPENSES. During the three months ended June 30, 2002, the Company incurred $69,000 in officer's salary and directors' fees (compared to $12,000 for the same period in 2001), and $43,908 in professional services (compared to $1,629 for the same period in 2001). These costs were included in total general and administrative costs of $137,596 (compared to $15,391 for the same period in 2001) a total increase of $122,205 associated with its business operations.
The Company has kept its operations at a minimum with its cash expenditures, while it currently is developing its business. The Company continues to pay for its services and expenditures through the use of issuing common stock.
The Company believes with proper financing and working capital in place that the Company will discontinue the use of issuing shares in lieu of cash payment.

EXPENSES. During the six months ended June 30, 2002, the Company incurred $95,000 in officers' salary and directors' fees (compared to $49,000 for the same period in 2001), and $74,816 in professional services (compared to $69,289 for the same period in 2001). These costs were included in total general and administrative costs of $220,032 (compared to $126,871 for the same period in 2001) a total increase of $93,161 or 73% associated with its business operations. The Company has kept its operations at a minimum with its cash expenditures, while it currently is developing its business. The Company continues to pay for its services and expenditures through the use of issuing common stock. The Company believes with proper financing and working capital in place that the Company will discontinue the use of issuing shares in lieu of cash payment.

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

          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

Item 5.   OTHER INFORMATION

          None.

Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

          a)   Exhibits

               99.1      Certification Pursuant to Section 906
                         of the Sarbanes-Oxley Act of 2002

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


Date:  August 20, 2002                          By: /s/ George Malasek
                                                ------------------------
                                                George Malasek
                                                Chief Executive Officer and
                                                President


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  August 20, 2002                          By: /s/ George Malasek
                                                ------------------------
                                                George Malasek
                                                Chief Executive Officer and
                                                President

Date:  August 20, 2002                          By: /s/ Kenneth Yonika
                                                ------------------------
                                                Kenneth Yonika
                                                Chief Financial Officer
                                                Treasurer, and Secretary

                                   - 10 -
===============================================================================