Form 10QSB
period 2002-09-30
CLUBCHARLIE COM INC
filed 2002-11-21
CIK 1098226

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934. FOR THE QUARTER ENDED September 30, 2002

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

As of November 15, 2002, there were 5,146,896 shares of the Registrant's common stock, $.001 par value per share, issued and outstanding.

===============================================================================

                              TABLE OF CONTENTS
                                                                     PAGE
PART I     FINANCIAL INFORMATION....................................   3

Item 1.    Financial Statements.....................................   3

           Consolidated Balance Sheets..............................   4

           Consolidated Statement of Operations for the Three
             Months Ended September 30, 2002 and 2001 (unaudited)...   5

           Consolidated Statement of Operations for the Nine Months
             Ended September 30, 2002 and 2001 (unaudited)..........   5

           Consolidated Statement of Cash Flows for the Nine Months
             Ended September 30, 2001 and 2002 (unaudited)..........   6

           Notes to Consolidated Financial Statements
             as of September 30, 2002...............................   7

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations..........   9

Item 3.    Controls and Procedures..................................  12

PART II    OTHER INFORMATION........................................  13

Item 1:    Legal Proceedings........................................  13

Item 2:    Changes in Securities....................................  13

Item 3:    Defaults upon Senior Securities..........................  13

Item 4:    Submission of Matters to a Vote of Security Holders......  13

Item 5:    Other Information........................................  13

Item 6(a): Exhibits.................................................  13

Item 6(b): Reports on Form 8-K......................................  13

SIGNATURES..........................................................  14

                                    -  2 -
==============================================================================

PART I  -  FINANCIAL INFORMATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS.

This Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties, which could cause actual results to differ materially from those, described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors, which could cause such results to differ materially from those described in the forward-looking statements, and elsewhere in, or incorporated by reference into this Form 10-QSB. The term the "Company" includes ViaStar Holdings, Inc., its predecessors, and its three wholly owned subsidiaries described elsewhere in this report.

Item 1.    Financial Statements


                    VIASTAR HOLDINGS, INC.AND SUBSIDIARIES
                         (A Development Stage Entity)
                             Financial Statements
                           as of September 30, 2002
                          and for the periods ended
                         September 30, 2002 and 2001
                                   and from
                         Inception (January 6, 1993)
                          through September 30, 2002

                                    -  3 -
===============================================================================

                     VIASTAR HOLDINGS, INC. AND SUBSIDIARIES
                         (A Development Stage Entity)

                         Consolidated Balance Sheets

                                                       09/30/02      12/31/01
                                                     -----------   -----------
                                                     (unaudited)
                       ASSETS
     Current assets:
       Cash                                          $         4   $      -
                                                     -----------   -----------
     Total current assets                                      4          -

     Notes receivable                                    366,079       350,000
     Organization costs                                    2,000          -
     Screenplay rights, at cost                          100,000       100,000
                                                     -----------   -----------

     Total assets                                    $   468,083   $   450,000
                                                     ===========   ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Accounts payable                              $   263,390        70,380
       Bank draft payable                                   -                6
       Due to officers and directors                     143,032        35,189
       Related party advance                              46,628          -
                                                     -----------   -----------
     Total current liabilities                           453,050       105,575

     Commitments and contingencies (See Note 2)             -             -

     Stockholders' equity:
       Common stock, $0.001 par value;
         50,000,000 shares authorized;
         5,146,896 issued and outstanding
         at September 30, 2002, and December 31, 2001     14,044        14,044
       Additional paid in capital                      1,271,816     1,271,816
       Deficit accumulated during development stage   (1,270,827)     (941,435)
                                                     -----------   -----------
     Total stockholders' equity                           15,033       344,425
                                                     -----------   -----------

    Total liabilities and stockholders' equity       $   468,083   $   450,000
                                                     ===========   ===========

       The accompanying notes are an integral part of these statements.

                                    -  4 -
==============================================================================

                     VIASTAR HOLDINGS, INC. AND SUBSIDIARIES
                         (A Development Stage Entity)

              Consolidated Statements (unaudited) of Operations

                                           Three months ended
                                         -----------------------
                                          09/30/02     09/30/01
                                         ----------   ----------
     Revenue                             $     -      $     -

     Costs and expenses
       General and administrative           125,439       47,802
                                         ----------   ----------
     Net income (loss) before
       Other income                        (125,439)     (47,802)

     Other income (expense)
       Interest income                       16,079         -
                                         ----------   ----------
     Net income (loss)                   $ (109,360)  $  (47,802)
                                         ==========   ==========

     Net loss per share available
     to common stockholders:
       Basic and diluted                 $   (0.02)   $   (0.40)
                                         ==========   ==========

     Weighted average number of
     common shares outstanding            5,146,896      132,223
                                         ==========   ==========

                                            Nine months ended       Inception
                                         -----------------------   (01/06/93 to
                                          09/30/02     09/30/01      09/30/02)
                                         ----------   ----------   -----------
     Revenue                             $     -      $     -      $      -

     Costs and expenses
       General and administrative           345,471      174,674     1,377,951
                                          ---------    ---------   -----------
     Net income (loss) before
       Other income                        (345,471)    (174,674)   (1,377,951)

     Other income (expense)
       Interest income                       16,079         -           16,079
                                         ----------   ----------   -----------
     Net income (loss)                   $ (329,392)  $ (174,674)  $(1,361,872)
                                         ==========   ==========   ===========

     Net loss per share available
     to common stockholders:
       Basic and diluted                 $   (0.06)   $   (1.40)
                                         ==========   ==========

     Weighted average number of
     common shares outstanding            5,146,896      122,784
                                         ==========   ==========

       The accompanying notes are an integral part of these statements.

                                    -  5 -
==============================================================================

                     VIASTAR HOLDINGS, INC. AND SUBSIDIARIES
                         (A Development Stage Entity)

              Consolidated Statements of Cash Flows (unaudited)

                                            Nine months ended       Inception
                                         -----------------------   (01/06/93 to
                                          09/30/02     09/30/01      09/30/02)
                                         ----------   ----------   -----------
Cash flows from operating activities
  Net loss                               $ (329,392)  $ (174,674)  $(1,361,872)
    Adjustments to reconcile net loss to
    cash used in operating activities
      Write down of screenplay right           -            -          150,000
      Donated services                         -            -          137,500
      Common stock issued for services         -         141,300       560,605
      (Increase)/decrease in notes
        receivable                          (16,079)    (350,000)     (366,079)
      Increase/(decrease) in related
        party advances                       46,628         -           46,628
      Increase/(decrease) in current
        liabilities                         300,847       20,174       406,422
                                         ----------   ----------   -----------
Cash from (used in) operating activities      2,004     (363,200)     (426,796)

Cash flows used in investing activities
  Investment in subsidiary                   (2,000)        -         (102,000)
  Acquisition of screenplay rights             -            -         (150,000)
                                         ----------   ----------   -----------
Cash used in investing activities            (2,000)        -         (252,000)

Cash flows from financing activities
  Stock issued from notes receivable           -         350,000       350,000
  Decrease of screenplay loan                  -            -          118,800
  Cash received for stock issued               -          13,200        40,500
  Proceeds from loan advances                  -            -          100,000
  Cancellation of subscription
    receivable                                 -            -           69,500
                                         ----------   ----------   -----------
Cash provided by financing activities          -         363,200       678,800

Net increase in cash                              4         -                4
Cash, beginning of the period                  -            -             -
                                         ----------   ----------   -----------
Cash, end of the period                  $        4   $     -      $         4
                                         ==========   ==========   ===========

Supplemental information:

No interest or taxes were paid.

       The accompanying notes are an integral part of these statements.

                                    -  6 -
==============================================================================

                     VIASTAR HOLDINGS, INC. AND SUBSIDIARIES
                         (A Development Stage Entity)

                      Notes to the Financial Statements


1.         HISTORY AND OPERATIONS OF THE COMPANY.

HISTORY. The Company was organized January 6, 1993, under the laws of the State of Nevada, as Lotus Enterprises, Inc. On February 1, 1993, the Company issued 18,600 shares of its no par value common stock for $1,860. On
December 17, 1997, the State of Nevada approved the restated Articles of Incorporation, which changed the no par value common shares to par value of $.001. The Company also increased its authorized capitalization to 25,000,000 common shares. Additionally, the Company approved a forward stock split on the basis of 100 for 1 thus increasing the outstanding common stock from 18,600 shares to 1,860,000 shares. On April 6, 1999, the State of Nevada approved the restated Articles of Incorporation, which again increased its authorized capitalization to 50,000,000 common shares and the Company also changed its name to Clubcharlie.com, Inc. On January 22, 2001 the Company further changed its name to ViaStar Holdings, Inc. reflecting its change from a concentration on the ClubCharlie concept to a "holding company" focused on media and entertainment businesses. The Company during July 2001 established All4Entertainment, Inc. ("All4") a wholly owned subsidiary to handle the production and development of the screenplay rights to the ClubCharlie concept. The Company approved and executed a 10 for 1 reverse split on July 23, 2001. The Company during March 2002 established Picture Perfect Releasing, Inc. ("PPR") and Venture International Partners, Inc. ("VIP"), wholly owned subsidiaries to handle the following; PPR was established to conduct the business of film distribution both domestically and internationally. VIP was established to make acquisitions in the media and entertainment fields.

OPERATIONS. Planned principal operations have not yet commenced; activities to date have been limited to forming the Company, assembling a management and consulting team, obtaining financial commitments and investment. In accordance with Statement of Financial Accounting Standard No.7, the Company is considered a development stage company.


2.         INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-K of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements and related notes for the year ended December 31, 2001, as contained in the Company's report on Form 10-KSB filed with the Securities and Exchange Commission.

In the opinion of the management of the Company, the interim unaudited financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of results of operations to be expected for the full year.

                                    -  7 -
==============================================================================

3.         COMMITMENTS AND CONTINGENCIES

GOING CONCERN CONTINGENCY. The Company has minimal capital resources presently available to meet obligations that normally can be expected, and with which to carry out its planned activities. These factors raise considerable doubt about the Company's ability to continue as a going concern. Management is seeking additional equity and/or debt financing to fund its planned operations; management believes actions currently being taken provide the opportunity for the Company to continue as a going concern. However, there is no assurance that the Company will be able to obtain any such financing from either debt or equity. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


4.         RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" were issued. SFAS 141 requires that all business combinations initiated after June 20, 2001 be accounted for using the purchase method and that identifiable intangible assets acquired in a business combination be recognized as an asset apart from goodwill if they meet certain criteria.

SFAS 142 applies to all goodwill and identified intangible assets acquired in a business combination. The new standard requires that all goodwill and indefinite lived intangible assets, including those acquired before initial application of SFAS 142, not be amortized systematically but will rather be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company believes that it has complied with this pronouncement and its accounting for its acquired film rights.


5.         RELATED PARTY TRANSACTIONS

The Company during the nine months ended September 30, 2002 borrowed approximately $47,000 from various related parties. The Company has entered into what is considered arms length transactions with regards to interest rates and terms of repayment.

                                    -  8 -
==============================================================================

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

PLAN OF OPERATIONS.

The Company generated no revenues from operations during the nine months ended September 30, 2002 and management does not anticipate any operating revenue until following the completion of and production of the movie and Internet affinity program and/or the successful acquisition of a media and entertainment business either in Central or Eastern Europe or the continental United States.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant efforts have been undertaken regarding an operational media and entertainment business or an acquisition has been identified.

We believe that a source of our revenues will be from (i) film and television series production revenues from foreign distribution and domestic theatrical, home video, pay-per-view, pay cable and basic cable distribution; and
(ii) commissions, licensing fees or other compensation received from the sale of our products or our corporate partners' products and services.

                                    -  9 -
==============================================================================

The Company also believes that other sources of income may come from the merger or an acquisition of a media or entertainment business located in Europe or North America. The Company and its management have identified and attempted to complete several transactions that would have resulted in a revenue generating business to be under the ViaStar Holding company umbrella. However due to various reasons either of market condition or the inability to complete the necessary due diligence required by the Company for its shareholders none of the proposed transactions were consummated. Management does believe that of the possible acquisition or merger candidates that it continues to have, available that one likely transaction will be completed in the near future.

Our success is materially dependent upon our ability to satisfy additional financing requirements. We are reviewing our options to raise additional capital. In order to satisfy our requisite budget, management has held and continues to conduct negotiations with various investors. We anticipate that these negotiations will result in additional investment capital for the Company.

Our operations involve risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we will need to raise additional capital to develop, promote and conduct our operations. Additional capital may be raised through public or private financing as well as borrowings and other sources. There can be no assurance that additional funding will be available under favorable terms. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain products and services that we might not otherwise relinquish.

Liquidity and capital resources. The Company had a negligible cash balance as of September 30, 2002. Current liabilities exceeded current assets by $453,046 indicating a negative working capital balance for the Company.

As of September 30, 2002, the Company had no material commitments for capital expenditures. The Company is dependent upon its ability to raise additional financing through various means. As of September 30, 2002 the Company has not been able to raise any further capital. It has been able to pay some obligations through short-term loans. The Company during the year ended December 31, 2001, settled a $50,000 obligation with the issuance of 83,300 shares (post-split) of common stock.

                                    - 10 -
==============================================================================

Expenses. During the three months ended September 30, 2002, the Company incurred $25,000 in officers' salary and directors' fees (compared to $30,000 for the same period in 2001), and $85,617 in professional services (compared to $14,630 for the same period in 2001). These costs were included in total general and administrative costs of $125,439 (compared to $47,802 for the same period in 2001) a total increase of $77,637 or 61% associated with its business operations. The Company has kept its operations at a minimum with its cash expenditures, while it currently is developing its business. The Company continues to pay for its services and expenditures through the issuance of common stock. The Company believes with proper financing and working capital in place that the Company will discontinue the use of issuing shares in lieu of cash payment.

Expenses. During the nine months ended September 30, 2002, the Company incurred $120,000 in officers' salary and directors' fees (compared to $79,500 for the same period in 2001), and $160,433 in professional services (compared to $83,919 for the same period in 2001). These costs were included in total general and administrative costs of $345,471 (compared to $174,674 for the same period in 2001) a total increase of $170,797 or 49% associated with its business operations. A significant portion of the increase in expenditures is associated with the retention of legal counsel to assist with the potential acquisitions and the addition of another executive officer. The Company has kept its operations at a minimum with its cash expenditures, while it currently is developing its business. The Company continues to pay for its services and expenditures through the issuance of common stock. The Company believes with proper financing and working capital in place that the Company will discontinue the use of issuing shares in lieu of cash payment.

Other income (expense). During the three months (and nine months) ended September 30, 2002 the Company recognized $16,079 in interest income from the issuance of notes receivable for the subscribed stock entered into during the third quarter of 2001. The Company expects to receive payment on either one or both of the notes within the next quarter. Management believes that payment will be received either by both subscribers or that the shares and the associated notes will be cancelled in its entirety prior to year end.

                                    - 11 -
==============================================================================

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including George J. Malasek, the Company's Chief Executive Officer, and
Ziad Batal, President and the Company's Chief Financial Officer (Mr. Batal assumed the position of Chief Financial Officer following the resignation of Mr. Yonika), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, Mr. Malasek and Mr. Batal have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including Mr. Malasek and Mr. Batal, as appropriate to allow timely decisions regarding required disclosure.


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

           None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

Item 5.    OTHER INFORMATION

           None.

Item 6.    EXHIBIT AND REPORTS ON FORM 8-K

           a)   Exhibits

                99.1     Certification of Chief Executive Officer Pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

                99.2     Certification of Chief Financial Officer Pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

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


Date:  November 20, 2002                    By:  /s/ George Malasek
                                            -----------------------------------
                                            George Malasek
                                            Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  November 20, 2002                    By:  /s/ George Malasek
                                            -----------------------------------
                                            George Malasek
                                            Chief Executive Officer


Date:  November 20, 2002                    By:  /s/ Ziad Batal
                                            -----------------------------------
                                            Ziad Batal
                                            President, Chief Financial Officer,
                                            Treasurer, and Secretary

                                    - 14 -
===============================================================================

                                EXHIBITS INDEX
99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


-------------------------------------------------------------------------------


                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASTAR HOLDINGS, INC.
(Registrant)
Dated: November 20, 2002

By:  /s/ ZIAD BATAL
     --------------
Ziad Batal
Chief Financial Officer
(Principal Financial and Accounting Officer)


                                    - 15 -
===============================================================================

                                CERTIFICATIONS

I, George J. Malasek, the Chief Executive Officer of ViaStar Holdings, Inc., certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of ViaStar Holdings,
Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 20, 2002

By: /s/ George J. Malasek
--------------------------------------------------
George J. Malasek
Chief Executive Officer


===============================================================================

I, Ziad Batal, the chief financial officer for ViaStar Holdings, Inc., certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of ViaStar Holdings,
Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 20, 2002

By: /s/ Ziad Batal
--------------------------------------------------
Ziad Batal
President and chief financial officer



===============================================================================

EXHIBIT 99.1

CERTIFICATE PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

George J. Malasek, the chief executive officer of ViaStar Holdings, Inc. (the "Company"), hereby certifies that to the best of his knowledge:

1. The Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2002 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

The foregoing certification is made solely for the purpose of complying with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350) and may not be relied upon by anyone for any other purpose. The undersigned expressly disclaims any undertaking to update such certifications except as required by law.


Date: November 20, 2002


/s/ George J. Malasek
------------------------------------
George J. Malasek,
Chief Executive Officer


===============================================================================

EXHIBIT 99.2

CERTIFICATE PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

Ziad Batal, the Chief Financial Officer for ViaStar Holdings, Inc. (the "Company"), hereby certifies that to the best of his knowledge:

1. The Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2002 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

The foregoing certification is made solely for the purpose of complying with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350) and may not be relied upon by anyone for any other purpose. The undersigned expressly disclaims any undertaking to update such certifications except as required by law.


Date: November 20, 2002

/s/  Ziad Batal
-------------------------------------
Ziad Batal
President and Chief Financial Officer


===============================================================================