Form 10KSB
period 2002-12-31
CLUBCHARLIE COM INC
filed 2003-04-15
CIK 1098226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO


                       COMMISSION FILE NUMBER 000-28485

                            Viastar Holdings, Inc.
                          --------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  NEVADA                               88-0380343
       -------------------------------             ------------------
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

       10600 Wilshire Blvd., Suite 501 Los Angeles, California   90024
       ----------------------------------------------------------------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 475-7510


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant has not realized any revenue from operations for the year ended December 31, 2002.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of the common stock as of the close of business on March 28, 2003, was approximately
$ 231,165.

As of March 28, 2003, there were 5,146,896 shares of the Registrant's common stock, $.001 par value per share, issued and outstanding.

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

ALL4 ENTERTAINMENT, INC. ("All4") All4 the Company's wholly owned subsidiary is an independent motion picture and television production company. The Company plans to produce and market films domestically and internationally. All4 will also solicit various partners and may license rights to private investors and/or distributors that either finance or produce family oriented projects.

All4 anticipates that it will produce innovative and original motion pictures. All4 intends on becoming an independent provider of made for TV movies, ultimately taking advantage of what the Company perceives as the need for "high-profile - low budget" classical children and family film productions. All4 believes that these films increase the prospect of profitability, as budgets are low and story lines have built in name and story recognition.

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

PICTURE PERFECT RELEASING, INC. ("PPR"). PPR a newly formed wholly owned subsidiary shall become the distribution and finance arm. PPR will begin by distributing All4's productions as well as other independent films. PPR expects to carve a small niche in domestic and foreign distribution by offering profit participation with producers of the independent films. PPR believes that it will become positioned to attract many independents seeking to distribute their films and gain exposure. PPR will work together with All4Entertainment as well as finance independent productions. These activities can be accomplished through an exchange for equity in the film. PPR may also seek government tax incentive assistance as well as pursuing co-production treaties that are favorable to this genre.

VIASTAR PARTNERS, INC. ("VPI") VPI, a wholly owned subsidiary, was established to be used as an acquisition company for Viastar. We are currently seeking acquisition targets in North America and Europe.

ACTIVITIES WITHIN EUROPE. The Company and its management are working towards the ability to identify and acquire ownership interest in various European media and entertainment companies. The Company is in various stages of negotiations and believes that an acquisition will be consummated by the end of the second quarter of 2003.

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

DEPENDENCE ON KEY PERSONNEL. The Company is dependent on the efforts and abilities of certain of its senior management. The interruption of the services of key management could have a material adverse effect on the Company's operations, profits and future development, if suitable replacements are not promptly obtained. The Company has employment agreements with its senior management; however, no assurance can be given that each executive will remain with the Company during or after the term of his employment agreement. In addition, the Company's success depends, in part, upon its ability to attract and retain other talented personnel. There can be no assurance that the Company will be able to continue to attract and retain such personnel necessary for the development of the business of the Company.

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

LIABILITY IF THIRD PARTIES MISAPPROPRIATE USER PERSONAL INFORMATION. If third parties were able to penetrate the Company's network security or otherwise misappropriate user personal information or credit card information, the Company could be subject to liability arising from claims related to, among other things, unauthorized purchases with credit card information, impersonation or other similar fraud claims or other misuse of personal information, such as for unauthorized marketing purposes. In addition, the Federal Trade Commission and other various state agencies have been investigating various Internet companies regarding the use of personal information. The Company could incur additional expenses if new regulations regarding the use of personal information are introduced or if its privacy practices are investigated.

CONSUMER PROTECTION PRIVACY REGULATIONS COULD IMPAIR ABILITY TO OBTAIN INFORMATION ABOUT USERS. Concerns about transactional security may hinder the Company's sale of products and services and e-commerce in general. A significant barrier to e-commerce is the secure transmission of confidential information on public networks. Any breach in the Company's proposed security could expose the Company to a risk of loss or litigation and possible liability. The Company may rely on encryption and authentication technology licensed from third parties to provide secure transmission of confidential information. As a result of advances in computer capabilities, new discoveries in the field of cryptography or other developments, a compromise or breach of the algorithms the Company anticipates using to protect customer transaction data may occur. A compromise of the Company's security could severely harm the Company's business. A party who is able to circumvent the Company's security measures could misappropriate proprietary information, including customer credit card information, or cause interruptions in the operation of the Company's proposed web-site. The Company may be required to spend significant funds and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. However, protection may not be available at a reasonable price if at all. Concerns regarding the security of e-commerce and the privacy of users may also inhibit the growth of the Internet as a means of conducting commercial transactions.

The Company's efforts to sell products and services may expose it to product liability claims. The Company has no experience in the sale of products online and the development of relationships with manufacturers or suppliers of these products. Persons, who purchase products may sue the Company if any of the products purchased from the Company's web site are defective, fail to perform properly or injure the user. Liability claims could require the Company to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could severely harm the Company's business.

The Company's success and ability to compete may be significantly dependent on its Proprietary content. The Company anticipates that it will rely exclusively on copyright law to protect its proprietary content. Although the Company will actively take action to protect its proprietary rights, that action may not be adequate to prevent the infringement or misappropriation of the content of the Company's web site. Infringement or misappropriation of such content or intellectual property could materially harm the Company's business. The Company may be required to obtain licenses from others to refine, develop, market and deliver new services. The Company cannot make assurances that it will be able to obtain any such licenses on commercially reasonable terms if at all or that rights granted pursuant to any licenses will be valid and enforceable.

Because of the global nature of the Internet, it is possible that, although transmissions by the Company over the Internet originate primarily in the State of California, the governments of other states and foreign countries might attempt to regulate the Company's transmissions or prosecute the Company for violations of their laws. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that the Company might not unintentionally violate such law or that such laws will not be modified, or new laws enacted, in the future. Any of the foregoing developments could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

The Company corporate headquarters is located at 10600 Wilshire Blvd, Los Angeles, CA 90024. The property is currently being provided by the Company's Chairman and no terms exist. During the year 2002, the Company maintained an office at 2141 Palomar Airport Road in Carlsbad CA for which it had been paying $650.00 per month.

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

The following table sets forth the quarterly high and low bid prices during 2001 as reported on OTC-BB. These prices are based on quotations between dealers, which do not reflect retail markup, markdown or commissions and may not reflect actual transactions. Values for the periods ending March 31, 2001 and June 30, 2001 are shown post reverse stock split.

                                                    PRICE
                                          --------------------------
            QUARTER ENDED                  HIGH                LOW
          ------------------              ------              ------
              March 31, 2002              $2.58               $0.70
               June 30, 2002              $2.05               $0.48
          September 30, 2002              $1.12               $0.22
           December 31, 2002              $0.51               $0.05

The Company is authorized to issue 50,000,000 shares of $.001 par value common stock. As of March 28, 2003 5,146,846 shares of the Company's common stock were issued and outstanding to 52 shareholders of record. The Company believes that there are approximately 300 beneficial shareholders of the Company's common stock, which is held in street name.

The Company has never paid a cash dividend on its common stock. The Company does not anticipate paying any cash dividends in the foreseeable future and intends to retain future earnings, if any, for the development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2002 the Company did not issue any shares.

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

PLAN OF OPERATION.

On July 12, 2001, Mr. Zee Batal resigned his positions as Chief Executive Officer and Chairman of the Board. Upon resignation of Mr. Batal, Mr. George Malasek was appointed Chief Executive Officer and Chairman of the Board. Mr. Batal was subsequently appointed as President of Viastar Holdings. Mr. Batal also heads the operations of All4. In October of 2002 Mr. Kenneth J. Yonika resigned his position of Chief Financial Officer and Director. Mr. Batal has taken on the additional duties as Chief Financial Officer. Management believes that opportunities to create value and revenue exist both domestically and internationally. The Company generated no revenues from operations during the year ended December 31, 2002.

The Company has begun its efforts in the acquisition of film and media
properties.   The Company during the year 2001 contributed the screenplay rights to its wholly owned subsidiary All4 in exchange for all of its stock.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as a business opportunity has been acquired or the planned production of the film has commenced.

We believe that the main sources of our revenue based upon our current business plan will be (i) film and television series production revenues from foreign distribution and domestic theatrical, home video, pay-per-view, pay cable and basic cable distribution; (ii) commission or other compensation received from the sale of our products or our corporate partners' products and services;
iii)fees and commissions from providing film financing.

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

LIQUIDITY AND CAPITAL RESOURCES.  The Company had no cash as of
December 31, 2002. The Company has maintained payments of vendors from the borrowings of its officers and directors or through the receipt of subscriptions receivable of common stock.

As of March 28, 2003, the Company had no material commitments for capital expenditures. The Company is dependent upon its ability to raise additional financing through various means.

EXPENSES. During 2002, the Company's primary expenses were $300,000 in salaries, and $169,587 in professional fees associated with its business operations compared with $190,500 in salaries and $68,732 in professional fees in 2001. The Company incurred $532,354 in general and administrative expenses during 2002, compared to 298,721 in 2001.

                                    - 12 -
===============================================================================

SUBSEQUENT EVENTS. In March of 2003, the Company has brought on to its management, Mr. David Dadon as its new Chairman. David Dadon is Chairman of the Board of Yaletown Entertainment Corp. of Vancouver, Canada
(www.yaletownentertainment.com) and Giants Entertainment Inc., a Nevada corporation based in Los Angeles (www.giantsfilms.com). Yaletown Entertainment is a publicly traded company on the TSX Venture Exchange in Vancouver, symbol ECY.

The Company has entered into negotiations to acquire all rights to the completed feature film Very Mean Men from Giants Entertainment, Inc., a Nevada corporation. Very Mean Men, starring Matthew Modine, Ben Gazzara, and Academy Award winners Louise Fletcher (best actress) and Martin Landau (best supporting actor), directed by Tony Vitale (Director of Kiss Me Guido, picked up by Paramount Pictures at the Toronto International Film Festival, Writer/Director of Jungle Juice starring Christopher Walken, Rutger Hauer, Morgan Fairchild and Robert Wagner) received critical acclaim in early screenings.

In addition, Viastar is in negotiations with several other media and entertainment companies discussing various mergers and acquisitions. It is the belief of management, that we will close a number of these transactions during the second quarter of 2003.

Viastar will also pursue a private financing in order to support operations, production and acquisitions.

During March 2003, the Company also has secured some financing from a financier in Australia to produce feature films.

On March 24, 2003 the Company also announced that it had agreed to acquire 2,650,000 shares of Yaletown Entertainment Corp., which represents approximately %17.5 of the outstanding shares of Yaletown. The Company is also in negotiations to acquire additional shares and intends on gaining control of Yaletown during the second quarter of 2003. Yaletown is a publicly traded production company and trades on the Vancouver Venture Exchange under the symbol "ECY".

The Company has also entered into a letter of intent with Miracle
Entertainment, Inc. and is beginning its due diligence period.

On April 7, 2003, the Company has also entered into a letter of intent with Higgs Boson to acquire this UK based company. Amongst a variety of subsidiary, Higgs Boson, is the owner of and industry publication "Moving Pictures", which has been a staple in the film entertainment business for many years.

                                -13-
===============================================================================

Item  7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   VIASTAR HOLDINGS, INC. AND SUBSIDIARIES
                         (A Development Stage Entity)

                       Consolidated Financial Statements
                         as of and for the years ended
                          December 31, 2001 and 2002
                                   and from
                          Inception (January 6, 1993)
                           through December 31, 2002

                              TABLE OF CONTENTS

                                                                    Page
Independent Auditors' Report . . . . . . . . . . . . . . . . . . .    15

Audited Financial Statements:

     Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . .    16

     Statements of Operations  . . . . . . . . . . . . . . . . . .    17

     Statements of Stockholders' Equity  . . . . . . . . . . . . .    18

     Statements of Cash Flows  . . . . . . . . . . . . . . . . . .    19

     Notes to Financial Statements . . . . . . . . . . . . . . . . 20-24

                                    - 14 -
===============================================================================

                         Independent Auditors' Report

We have audited the accompanying balance sheets of Viastar Holdings, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viastar Holdings, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Armando C. Ibarra
==========================
Armando C. Ibarra, CPA-APC

April 12, 2003
Chula Vista, California

                                    - 15 -
===============================================================================

                    VIASTAR HOLDINGS, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                          Consolidated Balance Sheets

                                                          12/31/02   12/31/01
                                                         ---------   ---------
                        ASSETS
   Current assets:
     Overdraft                                           $      (0)  $      (0)
                                                         ---------   ---------
       Total current assets                                     (0)         (0)

   Screenplay rights at cost                               100,000     100,000
   Notes receivable                                        373,086     350,000
   Organization costs                                        2,000        -
                                                         ---------   ---------

     Total Assets                                        $ 475,086   $ 450,000
                                                         =========   =========


       LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)
   Current Liabilities:
     Accounts payable and accrued liabilities            $ 276,701   $  70,380
     Bank draft payable                                       -              6
     Related party advance                                  51,002        -
     Amounts due officers and directors
       including salaries                                  335,312      35,189
     Related party acquisition loan for Screenplay            -           -
                                                         ---------   ---------
       Total current liabilities                           663,015     105,575

   Related party acquisition loan for screenplay              -           -

   Commitments and contingencies (See Note 3)                 -           -

   Stockholders' equity (deficit):
     Common stock, $0.001 par value; 50,000,000 shares
       authorized; 5,146,846 and 5,146,846 shares issued
       and outstanding at December 31, 2002 and 2001,
       respectively                                         14,044      14,044
     Additional Paid in Capital                          1,271,816   1,271,816
     Deficit accumulated during development             (1,473,789)   (941,435)
                                                         ---------   ---------
       Total stockholders' equity (deficit)               (187,929)    344,425
                                                         ---------   ---------

   Total Liabilities and Stockholders' Equity            $ 475,086   $ 450,000
                                                         =========   =========

       See Auditors' Reports and Notes to Financial Statements.

                                    - 16 -
=======================================================================

                    VIASTAR HOLDINGS, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                     Consolidated Statements of Operations

                                              Year Ended            Inception
                                         ---------------------    (01/06/93) to
                                         12/31/02    12/31/01       12/31/02
                                         ---------   ---------    -------------
   Revenue                               $    -      $    -        $      -

   Costs and expenses

     General and administrative            531,554     298,721       1,472,989
                                         ---------   ---------     -----------

   Net loss before income taxes          $(531,554)  $(298,721)    $(1,472,989)
                                         ---------   ----------    ------------

   Provisions for income taxes                 800        -                800
                                         ---------   ---------     -----------
   Net income loss                       $(532,354)  $    -        $(1,473,789)
                                         =========   =========     ===========

   Net loss per share available to
     common stockholders:
     Basic and Diluted                   $  (0.10)   $   (.15)
                                         =========   =========
     shares outstanding                  5,146,846   2,016,950
                                         =========   =========

          See Auditors' Reports and Notes to Financial Statements.

                                    - 17 -
===============================================================================

                    VIASTAR HOLDINGS, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

           Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                Accumulated
                                  Common Stock       Additional                  Deficit
                             ---------------------    Paid in    Subscription     During
                               Shares    Par Value    Capital     Receivable    Development      Total
                             ---------   ---------   ----------   ---------     -----------    ---------
Balance, Inception
 (January 6, 1993)                -      $    -      $    -       $    -         $    -       $    -

February 1, 1993, Shares
 Issued for cash net of
 offering cost                  18,600        -           1,860        -               -           1,860
                             ---------   ---------   ----------   ---------     -----------    ---------
Balance, December 31, 1993      18,600        -           1,860        -               -           1,860
     Net loss                                                                        (2,310)      (2,310)

December 17, 1997; 100:1
 Forward stock split         1,841,400        -            -           -               -            -

December 17, 1997; Change
 in par value ($0 to $.001)                  1,860       (1,860)       -               -            -
                             ---------   ---------   ----------   ---------     -----------    ---------

Balance, December 31, 1997   1,860,000       1,860         -           -             (2,310)        (450)
    Net loss                                               -           -             (1,100)      (1,100)
                             ---------   ---------   ----------   ---------     -----------    ---------
Balance, December 31, 1998   1,860,000       1,860         -           -             (3,410)      (1,550)

April 16, 1999; Shares
 issued for services
 (at par)                    2,000,000       2,000         -           -               -           2,000
    Net loss                                                                       (207,036)    (207,036)
                             ---------   ---------   ----------   ---------     -----------    ---------
Balance, December 31, 1999   3,860,000       3,860         -           -           (210,446)    (206,586)

July 27, 2000; Shares
 issued for services
 ($0.10 per share)           2,022,000       2,022      200,178        -               -         202,200

July 27, 2000; Donated
 Services                         -           -         137,500        -               -         137,500

August 23, 2000 Shares
 issued for conversion
 of Notes Payable
 ($0.10 per share)           1,000,000       1,000       99,000        -               -         100,000

September 15, 2000 Shares
 issued for subscription
 receivable ($0.10 per
 share)                      1,000,000       1,000       99,000     (69,500)           -          30,500

December 4, 2000 Shares
 Issued for cash
 ($0.25 per share)              40,000          40        9,960        -               -          10,000

    Net loss                                                                       (432,268)    (432,268)
                             ---------   ---------   ----------   ---------     -----------    ---------
Balance, December 31, 2000   7,922,000   $   7,922   $  545,638   $ (69,500)    $  (642,714)   $(158,654)

Additional shares issued
 for transaction
 made in 2000                   40,000        -            -           -               -            -

February 9, 2001; Shares
 issued for accounts
 payable ($0.10 per
 share)                        385,000         385       38,115        -               -          38,500

February 9, 2001; Shares
 issued for salaries
 payable ($0.10 per
 share)                        750,000         750       74,250        -               -          75,000

May 3, 2001; Shares
 issued for conversion
 of loan payable ($0.06
 per share)                    833,000         833       49,167        -               -          50,000

Stock split (1:10)            (993,000)       -            -           -               -            -

September 11, 2001; shares
 issued for conversion of
 related party payable
 ($0.26 per share)             453,846         454      118,346        -               -         118,800

September 30, 2001; shares
 issued for subscription
 receivable
 ($ 0.10 per share)          3,000,000       3,000      297,000        -               -         300,000

September 30, 2001; shares
 issued for subscription
 receivable
 ($0.10 per share)             500,000         500       49,500        -               -          50,000

November 02, 2001; shares
 issued for salaries
 payable ($0.50 per share)     200,000         200       99,800        -               -         100,000

Cancellation of stock
 subscription in year 2000                                           69,500                       69,500

Net loss, December 31, 2001                                                        (298,721)    (298,721)

Net loss, December 31, 2002                                                        (532,354)    (532,354)
                             ---------   ---------   ----------   ---------     -----------    ---------

Balance, December 31, 2002   5,146,846   $  14,044   $1,271,816   $    -        $(1,473,789)   $(187,929)
                             =========   =========   ==========   =========     ===========    =========

       See Auditors' Reports and Notes to Financial Statements.

                                    - 18 -
===============================================================================

                    VIASTAR HOLDINGS, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                     Consolidated Statements of Cash Flows

                                              Year Ended            Inception
                                         ---------------------    (01/06/93) to
                                         12/31/02     12/31/01      12/31/02
                                         ---------   ---------    -------------
Cash flows from operating activities -
  Net loss                               $(532,354)  $(298,721)    $(1,473,789)
    Adjustments to reconcile net loss to
    cash used in operating activities -
      Write down of screenplay right          -        100,000         150,000
      Donated services                        -           -            137,500
      Common stock issued for services        -        263,500         469,560
    (Increase)/decrease in organization
      expenses                              (2,000)       -             (2,000)
    (Increase)/decrease in notes
      receivable                           (23,086)   (350,000)       (373,086)
    Increase/(decrease) in loan payable       -       (118,800)           -
    Increase/(decrease) in related
      party advances                          -        (50,000)           -
    Changes in assets and liabilities -
      Current liabilities                  506,444      15,721         612,013
                                         ---------   ---------     -----------
Cash used in operating activities          (50,996)   (438,300)       (479,802)

Cash flows from investing activities
  Investment in subsidiaries                  -       (100,000)       (100,000)
  Acquisition of screenplay rights            -           -           (150,000)
                                         ---------   ---------     -----------
Cash used in investing activities             -       (100,000)       (250,000)

Cash flows from financing activities -
  Stock issued from notes receivable          -        350,000         350,000
  Loan to acquire screenplay rights           -        118,800         118,800
  Cash received for stock issued              -           -             40,500
  Proceeds on loan advance                  51,002        -            101,002
  Adjustment of bank overdraft                  (6)       -               -
  Cancellation of subscription receivable     -         69,500          69,500
                                         ---------   ---------     -----------
Cash provided by financing activities       50,996     538,300         729,802

  Net decrease in cash                          (0)         (0)             (0)
  Cash, beginning of the period               -           -               -
                                         ---------   ---------     -----------

  Cash, end of the period                $      (0)  $      (0)    $        (0)
                                         =========   =========     ===========

Supplemental information:
  - No interest or taxes were paid.

       See Auditors' Reports and Notes to Financial Statements.

                                    - 19 -
===============================================================================

                    VIASTAR HOLDINGS, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                Notes to the Consolidated Financial Statements


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


B.   BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective January 6, 1993 (inception).

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


NOTE 6.   GOING CONCERN

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


NOTE 7.   INCOME TAXES

                                              As of December  31,
                                               2002         2001
                                            ----------   ----------
          Deferred tax assets:
          Net operating tax carryforwards   $  320,088   $  320,088
          Other                                  -0-          -0-
          Gross deferred tax assets            320,088      320,088
          Valuation allowance                 (320,088)    (320,088)
                                            ----------   ----------
          Net deferred tax assets           $    -0-     $    -0-
                                            ==========   ==========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.


NOTE 8.   SCHEDULE OF NET OPERATING LOSSES

          1997     Net Operating Loss       (2,310)
          1998     Net Operating Loss       (1,100)
          1999     Net Operating Loss     (207,036)
          2000     Net Operating Loss     (432,268)
          2001     Net Operating Loss     (298,721)
          2002     Net Operating Loss     (532,354)
                                        ----------
          Net Operating Loss            (1,473,789)
                                        ==========

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $ 941,435, which will expire 20 years from the date the loss was incurred.


Item  7.  SUBSEQUENT EVENTS

In March of 2003, the Company has brought on to its management, Mr. David Dadon as its new Chairman. David Dadon is Chairman of the Board of Yaletown Entertainment Corp. of Vancouver, Canada (www.yaletownentertainment.com) and Giants Entertainment Inc., a Nevada corporation based in Los Angeles (www.giantsfilms.com). Yaletown Entertainment is a publicly traded company on the TSX Venture Exchange in Vancouver, symbol ECY.

The Company has entered into negotiations to acquire all rights to the completed feature film Very Mean Men from Giants Entertainment, Inc., a Nevada corporation. Very Mean Men, starring Matthew Modine, Ben Gazzara, and Academy Award winners Louise Fletcher (best actress) and Martin Landau (best supporting actor), directed by Tony Vitale (Director of Kiss Me Guido, picked up by Paramount Pictures at the Toronto International Film Festival, Writer/Director of Jungle Juice starring Christopher Walken, Rutger Hauer, Morgan Fairchild and Robert Wagner) received critical acclaim in early screenings.

In addition, Viastar is in negotiations with several other media and entertainment companies discussing various mergers and acquisitions. It is the belief of management, that we will close a number of these transactions during the second quarter of 2003.

Viastar will also pursue a private financing in order to support operations, production and acquisitions.

On March 24, 2003 the Company also announced that it had agreed to acquire 2,650,000 shares of Yaletown Entertainment Corp., which represents approximately %17.5 of the outstanding shares of Yaletown. The Company is also in negotiations to acquire additional shares and intends on gaining control of Yaletown during the second quarter of 2003. Yaletown is a publicly traded production company and trades on the Vancouver Venture Exchange under the symbol "ECY".

The Company has also entered into a letter of intent with Miracle
Entertainment, Inc. and is beginning its due diligence period.

On April 7, 2003, the Company has also entered into a letter of intent with Higgs Boson to acquire this UK based company. Amongst a variety of subsidiary, Higgs Boson, is the owner of and industry publication "Moving Pictures", which has been a staple in the film entertainment business for many years.

                                    - 23 -
=======================================================================

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

DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS.
===============================================================================
Name                       Age          Position
-------------------------------------------------------------------------------
George Malasek             36           Chief Executive Officer and
                                        Chairman of the Board
-------------------------------------------------------------------------------
Zee Batal                  44           President, Chief Financial Officer
                                        and Director
===============================================================================

George Malasek, age 36, became Chief Executive Officer, President and Chairman of the Board in July 2001. Mr. George Malasek, in addition is a founder and Managing Director of Pacific Crest Equity Partners, Inc. an international merchant banking firm. Mr. Malasek through this company and its predecessor has been providing consulting services to numerous public companies investment banks and private funds, encompassing the years 1995 through present day. Mr. Malasek is a seasoned financial professional, raised in Munich, Germany and educated in the United States and holds a degree in International Business. During his extensive career, Mr. Malasek has concentrated in corporate finance, capital markets, mergers & acquisitions and international trade and finance. Mr. Malasek has been a senior member of a corporate finance buyout, corporate valuation and financing.

Zee Batal,President, age 44, has been an intricate component in several public companies, over the past six years. His creative vision combined with his marketing experience has allowed him to implement several successful ventures. During his tenure as president, for Viastar Holdings, the company saw a significant increase of capital and funding for itself and it's subsidiaries. Mr. Batal recently produced the first of a series of made for cable shows hosted by "Vince Neil" An American Idol for beautiful Woman. The show is currently in post production. Mr Batal also completed the development and marketing program for the script entitled "Club Charlie, The Movie"(pre-production) in which he co-wrote. He has been involved in other business ventures, including but not limited to, hospitality and food retail. He also established the manufacturing distribution, funding and marketing program for The Ultimate Cigar Company. Mr. Batal went to the University of Windsor and studied Film, Television and Radio.

All directors hold office until the next annual meeting of the shareholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

                                    - 24 -
===============================================================================

Item 10.  EXECUTIVE COMPENSATION

RECEIPT OF COMPENSATION REGARDLESS OF PROFITABILITY. The officers, directors and employees of the Company may be entitled to receive compensation, payments and reimbursements regardless of whether the Company operates at a profit or a loss. Any compensation received by the officers, directors, and management personnel of the Company will be determined from time to time by the Board of Directors of the Company. Officers, directors, and management personnel of the Company are reimbursed for any out-of-pocket expenses incurred on behalf of the Company.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION. Specified below, in tabular form, is the aggregate annual compensation of the Company's Chief Executive Officer as well as all other executive officers as of December 31, 2002.

                          SUMMARY COMPENSATION TABLE
                                         Annual Compensation                   Long-Term Compensation
                                 ----------------------------------   --------------------------------------
                                                       Other Annual   Restricted   Securities    All Other
Name and                           Salary     Bonus    Compensation     Stock      Underlying   Compensation
Principal Position        Year      ($)        ($)         ($)        Awards ($)   Options(#)       ($)
-----------------------   ----   ----------   ------   ------------   ----------   ----------   ------------

George Malasek            2002    $ 150,000     -       $   -             -            -             -
Chief Executive Officer,  2001         -        -       $ 60,000(1)       -            -             -
Chairman of the Board     2000         -        -           -             -            -             -
and Director

Zee Batal                 2002    $ 150,000     -           -             -            -             -
President and Chief       2001         -        -           -             -            -             -
Financial Officer         2000    $ 150,000     -           -             -            -             -
and Director

Kenneth Yonika
Former Chief Financial    2002         -        -           -             -            -             -
Officer Treasurer, and    2001         -        -       $ 60,000(1)       -            -             -
Secretary                 2000         -        -           -             -            -             -

--------------------

(1.) Includes the fair market value of shares that were issued in lieu of cash for services provided. Both Mr. Malasek and Mr. Yonika are co-owners of the businesses that received this income.
(2.)  Includes 20,000 shares issued for director services (post-split).

                                    - 25 -
===============================================================================

                     OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth certain information regarding stock options granted to the named executive officers during the fiscal year ended December
31, 2002. No stock appreciation rights were granted to these individuals during such year.
                                   Individual Grants
                         --------------------------------------
                         Number of    Percent of       Exercise
                         Securities   Total Options    or
                         Underlying   Granted to       Base
                         Options      Employees in     Price      Expiration
Name                     Granted(#)   Fiscal Year(1)   ($/Sh)        Date
----------------------   ----------   --------------   --------   ----------
George Malasek                -             -          $ 0.000        --
Chief Executive Officer,
Chairman of the Board
and Director

Kenneth Yonika                -             -          $ 0.000        --
Former Chief Financial
Officer Treasurer and
Secretary

Zee Batal                     -             -          $ 0.000        --
President, Chief Financial
Officer and Director
----------------------------------------------------------------------

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR END OPTION VALUES

The following table sets forth certain information with respect to the exercise of stock options during the fiscal year ended December 31, 2001 by the named executive officers and the number and value of unexercised options held by each of the named executive officers as of December 31, 2002:

                         Shares               Number of Securities Under-      Value of Unexercised
                        Acquired               lying Unexercised Options     In-the- Money Options at
                           on        Value       at Fiscal Year-End (#)         Fiscal Year-End ($)
                        Exercise   Realized   ---------------------------   ---------------------------
Name                      (#)        ($)      Exercisable   Unexercisable   Exercisable   Unexercisable
                        --------   --------   -----------   -------------   -----------   -------------
George Malasek              -          -           0              0             $0             $0
Chief Executive Officer,
Chairman of the Board
and Director

Kenneth Yonika              -          -           0              0             $0             $0
Former Chief Financial
Officer, Treasuer and
Secretary

Zee Batal                   -          -           0              0             $0             $0
President, Chief Financial
Officer and Director
--------------------

                                    - 26 -
===============================================================================

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

NAME AND ADDRESS                SHARES OWNED    PERCENTAGE OF CLASS
-----------------------------   -------------   -------------------
George Malasek,
Chief Executive Officer
Carlsbad, California              3,600,000(1)         69.95%

Zee Batal,                          446,109             8.67%
President, Chief Financial
Officer and Director
Carlsbad, California

Ken Yonika,
Former Chief Financial
Officer and Director              3,120,000(1)         57.78%
San Diego, California

Directors and Officers as a       4,046,109            78.61%
group

(1) Includes 100,000 shares owned by four separate companies that Mr. Malasek and Mr. Yonika are affiliated with and 3,000,000 shares subscribed to by a company jointly owned by Mr. Malasek and Mr. Yonika with.


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

                                    - 27 -
===============================================================================

January 13, 2000 the Company negotiated a six-month extension of the due date, then in 2001 the due date was extended to December 31, 2001. The Company is conducting a private placement pursuant to Section 4(2) of the Securities Act of 1933 ("Act") and Rule 506 of Regulation D. 40,000 shares have been sold through March 28, 2002.

The Company received an advance of $51,000 from a relative of an officer and director of the Company and a business co-owned by an officer and director. The advance is non-interest bearing and payable on demand.

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


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)  Listed below are the documents filed as a part of this report:

               1.   Financial Statements and the Independent Auditors' Report:

               2.   Financial Statement Schedules:

               3.   Exhibits:

                     3.1 **   Amended and Restated Certificate of
                              Incorporation

                     3.2 **   Bylaws of the ClubCharlie.com, Inc.

                    10.1 ** Original Screenplay Acquisition Agreement with Charlie Chance Productions, Inc.

                    10.3 **   Employment Agreement with Zee Batal

                    23.1 *    Consent of Independent Auditors

                    99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                    ** Incorporated by reference to the Company's Form 10-SB12G filed with the Securities and Exchange Commission on December 13, 1999.

                   * Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2002.


          (b) The Registrant did not file any reports on Form 8-K during the year ended December 31, 2002.

                                    - 28 -
===============================================================================

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 11, 2002                      By:  /s/ George Malasek
       -------------                            --------------
                                                George Malasek
                                               Chief Executive Officer,
                                              and Chairman of the Board


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  April 11, 2002                      By:  /s/ Zee Batal
       -------------                            --------------
                                                Zee Batal
                                                President, Chief Financial
                                                Officer and Director


                                    - 29 -
=======================================================================

ITEM  6.  EXHIBIT AND REPORTS ON FORM 8-K

          99.1      Certification Pursuant to Section 906
                    of the Sarbanes-Oxley Act of 2002