Form 10QSB
period 2003-03-31
CLUBCHARLIE COM INC
filed 2003-05-20
CIK 1098226

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934. FOR THE QUARTER ENDED MARCH 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[ ]

As of April 30, 2003, there were 5,146,896 shares of the Registrant's common stock, $.001 par value per share, issued and outstanding.

===============================================================================

                              TABLE OF CONTENTS
                                                                     PAGE
PART I     FINANCIAL INFORMATION....................................   3

Item 1.    Financial Statements.....................................   4

           Consolidated Balance Sheets..............................   4

           Consolidated Statement of Operations for the Three
             Months Ended March 31, 2002 and 2003 (unaudited) ......   5

           Consolidated Statement of Cash Flows for the Three Months
             Ended March 31, 2002 and 2003 (unaudited)..............   6

           Notes to Consolidated Financial Statements
             as of March 31, 2003...................................   7

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations..........   9

Item 3.    Controls and Procedures..................................  12

PART II    OTHER INFORMATION........................................  13

Item 1:    Legal Proceedings........................................  13

Item 2:    Changes in Securities....................................  13

Item 3:    Defaults upon Senior Securities..........................  13

Item 4:    Submission of Matters to a Vote of Security Holders......  13

Item 5:    Other Information........................................  13

Item 6(a): Exhibits.................................................  13

Item 6(b): Reports on Form 8-K......................................  13

SIGNATURES..........................................................  14

                                    -  2 -
==============================================================================

PART I  -  FINANCIAL INFORMATION

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

                                    -  3 -
===============================================================================

Item 1.    Financial Statements


                    VIASTAR HOLDINGS, INC.AND SUBSIDIARIES
                         (A Development Stage Company)
                    Financial Statements as of March 31,2003 and
                  for the period ended March 31, 2003 and 2002 and
                from Inception (January 6, 1993) through March 31, 2002


                     VIASTAR HOLDINGS, INC. AND SUBSIDIARIES
                         (A Development Stage Entity)

                         Consolidated Balance Sheets

                                                       03/31/03      12/31/02
                                                     -----------   -----------
                                                     (unaudited)
                       ASSETS
     Current assets:
       Cash                                          $      -      $      -
                                                     -----------   -----------
     Total current assets                                   -             -

     Notes receivable                                    373,086       373,086
     Organization costs                                    2,000         2,000
     Screenplay rights, at cost                          100,000       100,000
                                                     -----------   -----------

     Total assets                                    $   475,086   $   475,086
                                                     ===========   ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Accounts payable                              $   283,471   $   276,701
       Bank draft payable                                   -             -
       Due to officers and directors                     410,312       335,312
       Related party advance                              51,002        51,002
                                                     -----------   -----------
     Total current liabilities                           745,785       663,015


     Stockholders' equity:
       Common stock, $0.001 par value;
         50,000,000 shares authorized;
         5,146,896 issued and outstanding
         at March 31, 2003, and December 31, 2002         14,044        14,044
       Additional paid in capital                      1,271,816     1,271,816
       Deficit accumulated during development stage   (1,555,559)   (1,473,789)
                                                     -----------   -----------
     Total stockholders' equity (deficit)               (270,134)     (187,929)
                                                     -----------   -----------

    Total liabilities and stockholders' equity       $   475,086   $   475,086
                                                     ===========   ===========

       See Accountants' Reports and Notes to Financial Statements.

                                    -  4 -
==============================================================================

                     VIASTAR HOLDINGS, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              Consolidated Statements (unaudited) of Operations

                                           Three months ended           Inception
                                         -----------------------      (01/06/93) to
                                          03/31/03     03/31/02         03/31/03
                                         ----------   ----------       -----------
     Revenue                             $     -      $     -          $     -

     Costs and expenses
       General and administrative            81,770       82,436         1,554,759
                                         ----------   ----------       -----------
     Net income (loss) before
       Other income                         (81,770)     (82,436)       (1,554,759)

     Other income (expense)
       Interest income                         -            -                 -
                                         ----------   ----------       -----------

Provisions for income taxes                    -            -                  800
     Net income (loss)                   $  (81,770)  $  (82,436)      $(1,555,559)
                                         ==========   ==========       ===========

     Net loss per share available
     to common stockholders:
       Basic and diluted                 $   (0.02)   $   (0.02)
                                         ==========   ==========

     Weighted average number of
     common shares outstanding            5,146,896    5,146,896
                                         ==========   ==========

See Accountants' Reports and Notes to Financial Statements.

                                    -  5 -
==============================================================================

                     VIASTAR HOLDINGS, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                      Consolidated Statements of Cash Flows
                                  (unaudited)

                                            Three months ended       Inception
                                         -----------------------   (01/06/93 to
                                          03/31/03     03/31/02      03/31/03)
                                         ----------   ----------   -----------
Cash flows from operating activities
  Net loss                               $  (81,770)  $  (82,436)  $(1,361,872)
    Adjustments to reconcile net loss to
    cash used in operating activities
      Write down of screenplay right           -            -          150,000
      Donated services                         -            -          137,500
      Common stock issued for services         -            -          560,605
      (Increase)/decrease in notes
        receivable                             -            -         (319,788)
      Increase/(decrease) in related
        party advances                         -            -           46,628
      Increase/(decrease) in current
        liabilities                          81,770       62,060       406,422
                                         ----------   ----------   -----------
Cash from (used in) operating activities       -          20,596      (426,796)

Cash flows used in investing activities
  Investment in subsidiary                     -            -         (102,000)
  Acquisition of screenplay rights             -            -         (150,000)
                                         ----------   ----------   -----------
Cash used in investing activities              -            -         (252,000)

Cash flows from financing activities
  Stock issued from notes receivable           -         350,000       350,000
  Decrease of screenplay loan                  -            -          118,800
  Cash received for stock issued               -          13,200        40,500
  Proceeds from loan advances                  -            -          100,000
  Cancellation of subscription
    receivable                                 -            -           69,500
                                         ----------   ----------   -----------
Cash provided by financing activities          -         363,200       678,800

Net increase in cash                           -            -             -
Cash, beginning of the period                  -            -             -
                                         ----------   ----------   -----------
Cash, end of the period                  $     -      $     -      $      -
                                         ==========   ==========   ===========

Supplemental information:

No interest or taxes were paid.

       See Accountants' Reports and Notes to Financial Statements.

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


NOTE 3.   NOTES RECEIVABLE

The Company issued 3,500,000 shares of common stock to an affiliate of an officer and a director of the Company secured by a recourse note receivable. The Company expects to convert one note against services and cancel the other in the second quarter. Management believes that payment will be converted against services received either by one subscribers and or that the shares and the associated notes will be cancelled in its entirety prior to the second quarter end.


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
                                            ==========   ==========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.


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

PLAN OF OPERATIONS.

On July 12, 2001, Mr. Zee Batal resigned his positions as Chief Executive Officer and Chairman of the Board. Upon resignation of Mr. Batal, Mr. George Malasek was appointed Chief Executive Officer and Chairman of the Board. Mr. Batal was subsequently appointed as President of Viastar Holdings. Mr. Batal also heads the operations of All4. On February 25, 2003 David Dadon joined the Company as Chairman. Management believes that opportunities to create value and revenue exist both domestically and internationally. The Company generated no revenues from operations during the period ended March 31, 2003.

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

Our success is materially dependent upon our ability to satisfy additional financing requirements. In order to satisfy our requisite budget, management has held and continues to conduct negotiations with various investors. We anticipate that these negotiations may result in a change of the company capital structure. Financial resources may never be adequate enough to support our operations involves due to certain risks and uncertainties.
We anticipate that we will need to raise additional capital to develop, promote and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. There can be no assurance that additional funding will be available under favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain products and services that we would not otherwise relinquish Liquidity and capital resources. The Company had no cash as of March 31, 2003. The Company has maintained payments of vendors from the borrowings of its officers and directors or through the receipt of subscriptions receivable of common stock.

As of March 31, 2003, the Company had no material commitments for capital expenditures. The Company is dependent upon its ability to raise additional financing through various means.

Expenses. During the three months ended March 31, 2003, the Company incurred $75,000 in officers' salary and directors' fees, compared to $30,000 for the same period in 2002), and $5,500 in professional services, compared to $14,630 for the same period in 2002). These costs were included in total general and administrative costs of $81,770 (compared to $82,436 for the same period in 2002) a total decrease of $666 or 1% associated with its business operations. The Company has kept its operations at a minimum with its cash expenditures, while it currently is developing its business.

                                    - 11 -
==============================================================================


ITEM 3.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including George J. Malasek, the Company's Chief Executive Officer, and
Ziad Batal, President and the Company's Chief Financial Officer, We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, Mr. Malasek and Mr. Batal have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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


Date:  May 20, 2003                    By:  /s/ George Malasek
                                            -----------------------------------
                                            George Malasek
                                            Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  May 20, 2003                    By:  /s/ George Malasek
                                            -----------------------------------
                                            George Malasek
                                            Chief Executive Officer



Date:  May 20, 2003                    By:  /s/ Ziad Batal
                                            -----------------------------------
                                            Ziad Batal
                                            President, Chief Financial Officer,
                                            Treasurer, and Secretary

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

VIASTAR HOLDINGS, INC.
(Registrant)
Dated: May 20, 2003

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

Date: May 20, 2003

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

Date: May 20, 2003

By: /s/ Ziad Batal
--------------------------------------------------
Ziad Batal
President and Chief Financial Officer


===============================================================================