Form 10KSB
period 2003-06-30
VIASTAR HOLDINGS INC
filed 2003-10-20
CIK 1098226

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

-----------------------------

FORM 10-KSB

[x]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
JANUARY 1, 2003 TO JUNE 30, 2003
COMMISSION FILE NUMBER 000-28485

VIASTAR HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	88-0380343 (I.R.S. Employer Identification No.)

2451 W. BIRCHWOOD AVENUE, SUITE 105, MESA, ARIZONA (Address of Principal Executive Offices)	85202 (Zip Code)

(480) 894-0311 (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.001 par value per share	Name of each exchange on which registered Over the counter - Bulletin Board

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   |  |

State Registrant's revenues for transition period ended June 30, 2003: $ -0-

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $1,458,827 at October 10, 2003 based on the average bid and asked prices on that date.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of October 10, 2003: Common stock, $0.001 par value - 19,059,346

Transitional Small Business Disclosure Format
Yes |X| No | |

i

PART I

Item 1.    Business.

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

General

Business Organization. ViaStar Holdings, Inc. (the "Company" or "ViaStar") was organized January 6, 1993, under the laws of the State of Nevada, as Lotus Enterprises, Inc. On April 6, 1999, the State of Nevada approved an increase of authorized capital to 50,000,000 common shares. The Company changed its name to ClubCharlie.com; Inc. and acquired the screenplay and rights to "The Misadventures of Charlie Chance." The Company on January 22, 2001 changed its name to ViaStar Holdings, Inc. to reflect the change in its business model and corporate structure. The Company on May 7, 2003 entered into an agreement to acquire the assets and liabilities of Moving Pictures International through the issuance of Common Stock and the payment of debt associated with the purchase of the business assets. The Company completed the purchase of Moving Pictures International subsequent to June 30, 2003. The Company on July 18, 2003 entered into an agreement and plan of merger with Level X Media Corporation ("Level X") to acquire all of the issued and outstanding shares for a combination of shares of common stock and preferred stock of the Company. The surviving entity continued to exist as ViaStar Holdings, Inc. or the Company.

As of June 30, 2003, the date of the transition report, the Company had two operating subsidiaries; All4Entertainment, Inc. and Picture Perfect Releasing, Inc. As of the date of this report, the Company had three operating subsidiaries; All4Entertainment, Inc., Picture Perfect Releasing, Inc, and Moving Pictures International. A significant portion of the business operations of the Company will be conducted by the former business operations of Level X and its Electric Kingdom Distribution division as described throughout this transition report filed on Form 10-KSB. The financial statements included herewith are the consolidated financial statements of the Company and its two subsidiaries as of June 30, 2003.

Level X Operations

The Company is one a few companies in the world having all of the capabilities necessary to develop, produce and distribute films, videos and music CDs to millions of consumers worldwide. By the ownership of a retail distribution network, the Company has significant control over the distribution of media related products to over 20,000 retail outlets nationwide and globally. The gross margins from this distribution channel and the development of products in-house have effectively doubled that of a traditional media content provider. The Company believes that this advantage dissipates the Company and its products from being at the mercy of distributors which demand substantial payments to receive our products. The Company is distinguished from its competition by possession and control of the "complete pipeline" enabling development, production and placement of its media product on the shelves of major retailers nationwide and globally.

The Company boasts a powerful in-house arsenal that includes an aggressive product development division for music, film and television; an international distribution network of major retail chains, servicing more than 20,000 retail locations worldwide; a complete state-of-the-art marketing & promotions department; and a carefully hand-picked management team possessing unrivaled talent and industry visibility.

Subsidiaries

Moving Pictures International ("MPI"). Acquired subsequent to June 30, 2003, British movie trade publisher, MPI, is a leading entertainment news magazine established circa 1990. MPI operates in the film business-to-business publishing sector, specializing in daily publishing at film festivals and markets. Moving Pictures, the magazine, is an established brand within the film industry. The magazine has industry recognition for its strong news quotient and incisive features, delivered with an independent voice, setting it apart from other trade magazines. The Company believes MPI is poised to become a market leader, currently publishing dailies and previews of the Berlin Film Festival, the American Film Market, the Cannes Film Festival, the Moscow Film Festival, the London Film Festival and the Milan Film Festival, as well as television festivals such as Mipcom and MipTV. MPI also publishes a special summer issue, festival guide, and annual film finance guide.

The Company through MPI has established and opened a Los Angeles office in order to penetrate the US market. This includes the hiring of a seasoned Advertising Director and an Editor for the American market, which has strengthened efforts in the United States ("US") and increased revenue for the near term.

The Company's business plan is to create a monthly, core publication that is an authentic trade and consumer entertainment publication. This publication will be distributed to industry professionals, and through select newsstands worldwide. Thus US distribution will dramatically increase through these methods. The publication is expected to become the resource guide for industry insiders, film aficionados, and the affluent consumer.

All4 Entertainment, Inc. ("All4") All4 is an independent motion picture and television production company. The Company plans to produce and market films both domestically and internationally. All4 will solicit partners and license rights to private investors and/or distributors in order to finance and produce family oriented projects.

Through All4 the Company will produce innovative and original motion pictures (independent films or "Indies"). The Company believes that All4 may become an independent provider of made-for-TV movies, taking advantage of the need for "high-profile - low budget" children's classics and family film productions. The Company believes that through All4 this film genre should increase the prospects of profits, with low budgets and story lines built on name and story recognition.

Picture Perfect Releasing, Inc. ("PPR"). PPR was established to become a film distribution and finance business. PPR will initially begin with the distribution of All4 productions as well as certain other independent films that it may contract with. PPR is believed to be able to carve a small niche in domestic and foreign distribution by offering reasonable and fair profit participation of independent films. The Company believes that many independent producers in the near future will seek to distribute their films and gain exposure through this method of distribution. PPR will work in close partnership with All4 to finance various independent film productions. The Company believes this scan be accomplished through an exchange of equity in the film. Additionally PPR will seek government tax incentive assistance as well as co-production treaties that are favorable to the film genre.

Products and Services

Distribution of Product. Distribution is the heart of the media sales and the marketing process that exists between production companies and the international retailers, through on-line services, and brick and mortar retailers. The primary mission of the Company's distribution division, Electric Kingdom Distribution ("EKD"), is to create demand for the Company's products and supply the product too. EKD is responsible for fulfillment of both physical and digital product. As an integral element, EKD facilitates all label credits, collection and cash flow. Globally EKD supports all the Company's music, video and electronic games, software, DVD, and media publishing products. EKD handles the distribution and sales for the Company's entire diverse and vast roster of labels as well as the wide variety of client labels.

EKD's coverage includes over 20,000 retailers with fulfillment to national chains such as: Tower Records, Wal-Mart, Virgin Mega Stores, HMV, Blockbuster, Musicland, Sam Goody, MediaPlay, Wherehouse, Best Buy, Camelot, Barnes & Noble, Borders, Record Town, Strawberries, Coconuts, For Your Entertainment (FYE), Transworld, Specs, Peaches, Plan 9, Hastings, Music Millennium and thousands of other independent music retailers.

EKD's customers include all key one-stop distribution businesses such as: AEC, Super D, Norwalk, Galaxy and Baker & Taylor Entertainment. These one-stop distribution accounts are critical in servicing smaller stores, remote locations and secondary markets.

As part of the service package to vendor labels and retail accounts, EKD offers marketing services such as radio support, touring campaigns, publicity with retail point of purchase ("P.O.P.") programs. These initiatives brand the artist, the label and EKD.

EKD is a member of NARM (National Association of Record Merchandisers) and AFIM (Association For Independent Music).

With numerous awards and world-class artist rosters to its credit, The Company and its label affiliates expect to establish a significant role in the new look of the music industry over the next decade. Much of the business program for The Company is built on being in position to offer an enhanced entertainment value for consumers of music, audio books and DVDs.

Artists and Product. The Company has both a unique strength and a legacy of music that flows from a diverse family of both in-house and distributed record labels which include: Fahrenheit Records, Celsius, Circadian, Finer Arts Classical, Horizon Music, Accurate Records, Sefarad Records, Synergy Music Group, Music City Records, Sunbird Records, Truart Records, Flightzone Records, Light of the Spirit Records and Quadra Records.

Artists marketed by Level X through the label / distribution group include: Willie Nelson, Tim Weisberg, David Benoit, Roy Clark, Above the Clouds with Michael McDonald, Bobby Vee, Kenny Rankin, The St. Petersburg Philharmonic, The London Philharmonic, Moscow String Quartet, Ekaterinburg Classical Trio, Sam Harris, Andreas Klein, Stepfanie Kramer, Cliff Richard, Opie Gone Bad, Sister Sledge, Vespertina, Khani Cole, Above the Cloud, Tony Guerrero, Ed Hamilton, Images, Gregg Karukas, Jeff Kashiwa, Roy Meriwether, Dean Peer, Kim Pensyl, Erotic Liquid Culture and The Elliots.

The Studios. A.V.O. Studios is designed for acoustic excellence. A.V.O.'s main control room features a 104 input Euphonix CS 3000 console with mixview platform total recall automation capable of handling all of the attributes of audio postproduction for even the largest feature film release. Sound design, sequencing and development are handled by our Pro Tools ™ and legendary Synclavier Tapeless Studio™ systems, the very same technologies that has become the standard for feature films such as Titanic, Star Wars and Jurassic Park. These technologies allow A.V.O. the ability to bring the same Oscar winning sound to commercials, television and web development projects. Digital audio networking services offer our productions the opportunity to work both on and off-line as well as on and off-site to better move through the complex production process. The studio is fully compatible with all of the standard audio output formats available today including a complete 5.1 digital surround multi-track output.

A.V.O. offers its clients the following: production services: music supervision, project coordination and management, talent coordination, composition, arranging, sequencing, complete audio postproduction including sound design, sound FX design, Foley, sound to picture lay-back and music editorial for any medium as well as ADR audio engineering services. Additionally, A.V.O. offers complete tracking/mixing facilities for all output mediums, stereo, and surround, 5.1. Dialog editing, pre-lay for mixing for TV, film, music, interactive media DVD VO/Foley/ADR/Walla recording, M&E re-mixing for foreign distribution, CD ROM compression technologies for all output mediums and hi speed digital networking service for remote sample accurate audio.

Film Distribution. Motion picture distributors are dependent upon a constant source of quality films to distribute. Yearly, distributors are presented with hundreds of feature film projects, complete with screenplays, directors, and name stars, all as a package, ready to be produced. To enhance their supply of films, distributors pursue joint venture agreements with independent production companies. PPR intends to negotiate such agreements with producers by matching funds arrangements, very attractive to the independent producer. PPR will match dollar for dollar for the production of these packages.

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

The Company believes that most of its productions will be intended primarily for foreign and domestic video distribution. However, if a project tests positively with a research audience, the Company will seek third party prints and ads ("P &A") funds to release the picture theatrically. In such a situation, the third party P &A source would typically receive a first position lien against box office collection and television receipts, in addition to a priority position for video revenues.

The release of a picture theatrically would occur only in the event that such a release is realistically expected to result in income to the Company, or if the Company determines that such a release would probably result in a measurable increase in revenue from video, foreign distribution, television or interactive games.

The Company intends to utilize distribution agreements to maximize revenues and increase collections, minimizing cash outlay. The major areas of distribution that are cash and/or personnel intensive (i.e. domestic theatrical or domestic/foreign video) will be handled by well-established distributors.

Foreign Distribution, Video & Sales All4 will utilize open door sales agency distribution agreements with various entities ranging from major studios to independent foreign entities to get its products to the foreign and video markets.

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

Television Sales. Income from television markets may also provide a potential source of revenue for the Company. Distribution using pay-per-view, including, but not limited to, local cable systems, hotels and hospitals typically occur three to five months after theatrical release, if any, but before video release. Traditional cable release (HBO, Showtime, Cinemax, The Movie Channel) typically occurs about 6 months following video release, with network/syndicated television income occurring approximately 3 to 5 years later.

Industry Overview

Music

The music business is highly competitive and dominated by major companies. The Company faces competition for discretionary consumer purchases of its products from other record companies and other entertainment sources, such as film and video companies. Several major record companies in the United States including Bertelsmann AG, Sony Corp., Time Warner, Inc. and Universal Music Group dominate the market for pre-recorded music. The Company does not have the financial resources, nor does it have the depth or breadth of catalog, distribution capabilities or current repertoire of these companies. Its ability to compete in this market depends upon:

*	the skill and creativity of its employees to expand and utilize its music catalog to create compilation packages;
*	its ability to build upon and maintain its reputation for producing, licensing, marketing and distributing high quality music.

Teen music sales have been steadily declining over the past 14 years, while sales among consumers in the 45+ age group have been increasing rather sharply. Most significant, sales to consumers' age 35 and older represented over 45% of total music sales in 2002. As CD purchases in 2002 totaled in excess of $32 billion world wide, reflecting a decline in overall sales from the prior year (due to technological advances in the consumer electronics) the 35 and older sectors continued to increase overall, thus reflecting $14.4 billion in total sales. One major reason for the decrease in purchases by teens is their increasing use of online file sharing (distribution) systems to obtain free music. Important reasons for the increase in CD purchases by older consumers includes their desire to tap into their youth through music, the fact that they have the disposable income to do so, and because they are increasingly comfortable ordering music through such online retailers as Amazon.com.

In the music industry, a significant market sector that we will focus on will, therefore, be these older consumers. To do so we must recruit the best of those established and highly visible artists with whom this constituency identifies. It is certain that our ability to recruit such recording artists and effectively market to this audience will play a significant role in our success as a company. Management believes that the company will achieve great success in achieving these goals for the following reasons:

*	The Company's executive team is experienced and entrenched in the entertainment industry with numerous important relationships with top industry executives and artists.
*	The Company posses the ability to cross-pollinate our video, publishing, music and distribution capabilities within our target markets.
*

Major labels are "top-heavy" and have very high overheads, and are not interested in producing and promoting new content by older artists who cannot generate the raw sales volume required for them to break-even and profit.

*

The Company's overhead is significantly lower than the majors, its break-even points are much lower and therefore have to sell far fewer units to establish our desired margins with our major artists. Without having to sell millions of albums, or having to search out the next "Hit", we save substantial resources in all areas of artist acquisition, development.

*

The Company is the content provider and the wholesaler. Whereas most independent labels must first sell to and then pay distribution companies to make their products available to consumers The Company requires no middleman. Accordingly, the Company's breakeven points for audio and video production, marketing and distribution are therefore substantially lower then our independent competitors resulting in gross margins on a per unit basis that are significantly increased.

*

Our in-house legal and IT departments permit us to "in-source" the majority of such related activities and respond more quickly and efficiently. This provides a significant advantage in our response time and ability to close on any opportunities.

The true power of the Company's business model is the ease with which their artists will be acquired and translate into meaningful revenue opportunities. No one in the industry is currently offering artists the royalty opportunity that The Company can offer, and artists already recognized this and are coming to work with us.

Due to the increasing abundance of established artist looking to release new content the company feels that there is no lack of potential artists to sign. The Company believes its business model represents the best opportunity such artists have to achieve their goal of profiting from a new release in today's demanding marketplace.

Film

The motion picture industry may be broadly divided into two major segments: production, which involves the development, financing and other activities associated with making of motion pictures; and distribution, which involves the promotion and exploitation of completed motion pictures in a variety of media.

Historically, the largest companies, the so-called "Majors" and "Mini-Majors," have dominated the motion picture industry by both producing and distributing a majority of the motion pictures which generate significant theatrical box office receipts. Over the past 15 years "Independents" or smaller film production and/or distribution companies, such as the Company, have played an increasingly significant and sizable role in the production and distribution of motion pictures needed to fill the ever increasing worldwide demand for filmed entertainment product.

The Majors (and Mini-Majors) include: Vivendi-Universal Pictures (a division of Vivendi-Universal, Warner Bros. Pictures (a division of AOL-Time Warner), Metro-Goldwyn-Mayer Inc., Twentieth Century Fox Film Corporation (a division of News Corporation), Paramount Pictures Corporation (a division of Viacom), Sony Pictures Entertainment (including Columbia Pictures, Tri Star Pictures and Triumph Releasing; altogether divisions of Sony) and The Walt Disney Company (Buena Vista Pictures, Touchstone Pictures and Hollywood Pictures). Generally, the Majors own and operate private production studios (including lots, sound stages, production equipment and post-production facilities), have nationwide and/or worldwide distribution organizations, release pictures with direct production costs generally ranging from $25,000,000 to $100,000,000, and collectively provide a near continual source of motion pictures to film exhibitors.

The Majors also have divisions that are promoted as "independent" distributors of motion pictures, often referred to as the "Mini-Majors." These "independent" divisions of the Majors include Miramax Films (a division of The Walt Disney Company), Sony Classics (a division of Sony Pictures), Fox Searchlight (a division of News Corporation), and New Line (a division of AOL-Time Warner) and its Fine Line distribution label. Most of these divisions were formerly private production and/or distribution companies.

In addition to the Mini-Majors, there are private or publicly held production and/or distribution companies, such as the Company, (hereafter, collectively the "Independents") which engage primarily in the production and/or distribution of motion pictures produced by companies other than those held by the Majors and Mini-Majors. Such Independents include, among others, Trimark Holdings and Artisan Entertainment. The Independents typically do not own production studios nor do they employ as large a development and/or production staff as the Majors.

Motion Picture Production and Financing. The production of a motion picture requires the financing of the direct costs and indirect overhead costs of development, production and production related services. Direct production and production related service costs include film studio rental, cinematography, post-production costs and the compensation of creative, services and other production personnel. Distribution costs (including costs of advertising and release prints) are not included in direct production costs.

Majors generally have sufficient cash flow from their motion picture and related activities, or in some cases, from unrelated businesses (e.g., theme parks, publishing, electronics, and merchandising) to acquire new creative properties (e.g., screenplay and novels) and pay for the direct production costs of their motion pictures. Overhead costs are, in substantial part, the salaries and related costs of the production staff and physical facilities, which Majors maintain on a full-time basis. Majors often enter into contracts with writers, producers and other creative personnel for multiple projects or for fixed periods of time.

Independents generally avoid incurring substantial overhead costs by hiring creative, services and other production personnel, retaining only any essential elements, which will be required for pre-production, principal photography and post- production activities, on a project-by-project basis. Independents also typically finance their production activities from various sources, including bank loans, "pre-sales," equity offerings and joint ventures. Independents generally attempt to complete the financing of their motion picture production prior to commencement of principal photography, at which point substantial production costs begin to be incurred and require payment.

Pre-sales" are often used by Independents to finance all or a portion of the direct production costs of a motion picture. Pre-sales consist of fees or advances paid or guaranteed to the producer by third parties in return for the right to exhibit the completed motion picture in theaters and/or to distribute it in home video, television, international and/or other ancillary markets. Payment commitments for a pre-sale are typically subject to the approval of a number of pre-negotiated factors, including script, production budget, cast and director and to the delivery of the completed motion picture in the agreed upon format(s).

Both Majors and Mini-Majors often acquire motion pictures for distribution through an arrangement known as a "negative pickup" under which the Major or Mini-Major agrees to acquire from another production company, often an Independent, some or all of the rights to a film upon its completion. The Independent often finances the production of a motion picture pursuant to financing arrangements it has made with banks or other lenders wherein the lender obtains a security interest in the film and in the Independent's rights under its distribution arrangement. When the Major or Mini-Major "picks up" the completed motion picture, it may assume some or all of the production financing indebtedness incurred by the production company in connection with the film. In addition, the Independent is often paid a production fee and is granted a participation in the profits from the distribution of the motion picture.

Majors, Mini-Majors and Independents often grant third-party participations in connection with the distribution and production of a motion picture. Participations are the contractual rights of actors, directors, screenwriters, producers, owners of rights and/or other creative and/or financial contributors entitling them to share in revenues or profits (as defined in their individual respective agreements) from a particular motion picture. Except for the most sought-after talent, participations are generally payable only after all distribution and marketing fees and costs; direct production costs (including overhead) and financing costs are recouped by the producer in full.

Financing the Major Motion Picture. Majors often produce motion pictures whose direct costs exceed $20,000,000. In order for an Independent, such as the Company, to produce projects that exceed their equity capabilities, they turn to various outside sources for funding. Some of those sources, which may be used in any combination, include: (1) foreign equity contributions, where a foreign company will exchange equity or the guarantee thereof for the rights to distribute a motion picture in its respective territory(s) and participation in the picture; (2) a guarantee or advance by a distributor or exhibitor for a particular right(s) in a particular territory(s); (3) a sales agent to garner contracts with actual exhibitors which state minimum guarantee(s) for particular or aggregate media; (4) a bank or lending institution will lend monies based on actual sales contract(s) which license exhibition rights; (5) a bank or lending institution which will lend monies based on its calculations of potential earnings revenue for the motion picture in question; (6) by having a third party investor fund a portion, usually from 10% to 50% of the production costs with a participation in the net profit of the motion picture as well as the recovery of costs and expenses; and/or (7) arrange for or with another Independent production facility to finance and produce the motion pictures. By combining (as necessary) the afore mentioned outside funding sources, the Independent can create motion pictures which meet and/or exceed the quality and scope of those created by the Major and Mini-Major at costs which would normally exceed the Independent's possible equity contribution.

Motion Picture Distribution. Distribution of a motion picture involves the domestic and international licensing of the picture for (i) theatrical exhibition, (ii) home video, (iii) presentation on television, including pay-per-view, video-on-demand, satellites, pay cable, network, basic cable and syndication, (iv) non-theatrical exhibition, which includes airlines, hotels, armed forces facilities and schools and (v) marketing of the other rights in the picture, which may include books, CD-ROMs, merchandising and soundtrack recordings.

Theatrical Distribution and Exhibition. Motion pictures are often exhibited first in theaters open to the public where an admission fee is charged. Theatrical distribution involves the manufacture of release prints, licensing of motion pictures to theatrical exhibitors, and promotion of the motion picture through advertising and promotional campaigns. The size and success of the promotional and advertising campaign may materially affect the revenues realized from its theatrical release, generally referred to as "box office gross."

Box Office Gross represents the total amounts paid by patrons at motion picture theaters for a particular film, as determined from reports furnished by exhibitors. The ability to exhibit films during summer and holiday periods, which are generally considered peak exhibition seasons, may affect the theatrical success of a film. Competition among distributors to obtain exhibition dates in theaters during these seasons is significant. In addition, the costs incurred in connection with the distribution of a motion picture can vary significantly depending on the number of screens on which the motion picture is to be exhibited and whether the motion picture is exhibited during peak exhibition season(s). Similarly, the ability to exhibit motion pictures in the most popular theaters in each area can affect theatrical revenues.

Exhibition arrangements with theater operators for the first run of a film generally provide for the exhibitor to pay the greater of 90% of ticket sales in excess of fixed amounts relating to the theater's costs of operation and overhead, or a minimum percentage of ticket sales which varies from 40% to 70% for the first week of an engagement at a particular theater, decreasing each subsequent week to 25% to 30% for the final weeks of the engagement. The length of an engagement depends principally on exhibitors' evaluation of the audience's response to the film with respect to the current marketplace (e.g., the success of other films) as weighed against the opportunity cost of exhibiting a "new" release.

Films with theatrical releases (which generally may continue for several months domestically) typically are made available for release in other media as follows:

Home Video. The home video distribution business involves the promotion and sale of videocassettes, DVDs and videodiscs to video retailers (including video specialty stores, convenience stores, record stores "on-line" stores i.e., Amazon.com and other outlets, which then rent or sell the videocassettes and Videocassettes and DVDs of feature films are generally sold to domestic wholesalers on a unit basis. Unit-based sales typically involve the sales of individual videocassettes to wholesalers or actual retailers (e.g., Blockbuster) at $8.00 to $30.00 per unit and generally are rented by consumers for fees ranging from $1.00 to $5.00 per day (with all rental fees retained by the retailer). Wholesalers who meet certain sales and performance objectives may earn rebates; return credits and cooperative advertising allowances. Selected titles including certain made-for-video programs are priced significantly lower to encourage direct purchase by consumers. The market for direct sale to consumers is referred to as the "priced-for-sale" or "sell-through" market.

Pay-Per-View. Pay-per-view television allows cable and satellite television subscribers to purchase individual programs, primarily recently released theatrical motion pictures, sporting events and music concerts, on a "per use" basis. The fee a subscriber is charged is typically split among the program distributor, the pay- per-view operator and the cable operator.

Pay Cable. The domestic pay cable industry (as it pertains to motion pictures) currently consists primarily of HBO/Cinemax, Showtime/The Movie Channel, Encore/Starz and a number of regional pay services. Pay cable services are sold to cable system operators for a monthly license fee based on the number of subscribers receiving the service. Cable system operators in turn offer these pay programming services to subscribers for a monthly subscription fee. The pay television networks generally acquire their film programming by purchasing the distribution rights from motion picture distributors for a particular period of time, often called a "window".

Broadcast and Basic Cable Television. Broadcast television allows viewers to receive, without charge, programming broadcast over the air by affiliates of the major networks (ABC, CBS, NBC, and Fox), recently formed networks (UPN and WB Network), independent television stations and cable and satellite networks and stations. In certain areas, viewers may receive the same programming via cable transmission for which subscribers pay a basic cable television fee. Broadcasters or cable systems operators pay fees to distributors for the right to air programming a specified number of times.

Foreign Markets. In addition to their domestic distribution activities, some motion picture distributors generate revenue from the distribution of motion pictures in foreign theaters, home video, television and other foreign markets. There has been a dramatic increase in recent years in the world-wide demand for U.S. motion pictures, accented by the increase in the number of foreign television stations, the introduction of global direct broadcast satellite services, and increased home video and cable penetration world-wide.

Other Markets Revenues also may be derived from the distribution of motion pictures to airlines, schools, libraries, hospitals and the military; the licensing of rights to perform musical works and sound recordings embodied in a motion picture, and the licensing of rights to manufacture and distribute merchandise, clothing and similar commercial articles derived from characters or other elements of a particular motion picture.

New Technologies New means of delivery of entertainment product are constantly being developed and offered to the consumer, including the Internet. The impact of emerging technologies such as direct broadcast satellites and the Internet, on the Company's operations cannot be determined at this time. However, as a holder of entertainment copyrights, the Company monitors these new media possibilities.

Non-Theatrical Exhibition. In addition to the distribution media described above, a number of sources of revenue exist for motion picture distribution through the exploitation of other rights, including the right to distribute films to airlines, schools, libraries, hotels, armed forces facilities and hospitals.

International Markets. The worldwide demand for motion pictures has expanded significantly as evidenced by the development of new international markets and media. This growth is primarily driven by the overseas privatization of television stations, introduction of direct broadcast satellite services, growth of home video and increased cable penetration.

Employees

As of June 30, 2003, the Company had two employees, who were both officers of the Company with little industry experience. The Company (post-merger) management team believes that it will be successful in attracting skilled and experienced personnel, however, competition for such personnel is intensifying in the industry. See "Item 10. Executive Compensation." The Company considers relations with its employees to be good.

Factors that Might Affect the Company's Business, Future Operating Results, Financial Condition and/or Stock Price

The more prominent risks and uncertainties inherent in the Company's business are described below. However, additional risks and uncertainties may also impair its business operations. If any of the following risks actually occur, the Company's business, financial condition or results of operations may suffer.

Development Stage Company

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

Limited Operating History

The Company was incorporated in January 1993. The Company has a limited history of operations aside from its recent acquisitions. Consequently, an investor has no historical results of operations or financial information that may provide the reader of this report an indication of the Company's future operating results.

The Company is a development stage business. Companies in an early stage of development frequently encounter many risks, expenses and difficulties, especially if they operate in new and rapidly evolving markets such as the entertainment sector the Company has targeted. The risks faced by the Company include, but are not limited to, the need to continue to raise debt and/or equity capital, a new and evolving business model and the management of growth. To address these risks, the Company must, among other things, continue to develop the strength and quality of its operations, maximize the value delivered to clients, respond to competitive developments and continue to attract, retain and motivate qualified personnel. If the Company is not successful, its business, results of operations and financial condition will become materially and adversely affected.

The Company and management cannot be sure that it will be successful in implementing the new business model or that its business model will not require further modifications as its business and/or target markets mature. In addition, the Company intends to invest heavily in its infrastructure and marketing of its products and services. The Company will need to secure debt and/or additional equity capital to fund these operations. As a result, the Company expects to incur operating losses for the foreseeable future and raise capital to fund these losses. The Company may not be able to achieve or sustain profitability even with the efforts to raise capital to fund operations.

Necessary Capital

The Company believes that with the successful completion of its private placement offering, sufficient cash resources will be available to meet anticipated working capital and capital expenditure needs for the next 12 months. If the private placement officering is fully subscribed to the Company's chances for success will be significantly impaired. The expansion and development of the Company's business will require significant additional capital. The Company will need to secure additional financing beyond the net proceeds of the private placement offering in order to fund its operations beyond the first year of operation. The Company may be unable to secure additional capital on acceptable terms, or at all. If the Company is unable to secure additional capital, its business will be significantly harmed, including its inability to meet operating capital requirements, complete contemplated acquisitions and to compete within its market successfully. There can be no assurance that the Company will be able to obtain additional financing upon acceptable terms or at all.

Furthermore, any debt financing, if available, may involve restrictive covenants, which may limit the Company's flexibility with respect to certain business matters. If additional funds are secured through the issuance of equity securities, percent ownership of existing stockholders will be severely reduced, its stockholders may experience additional dilution in net book value per share, and such equity securities may have rights, preferences or privileges senior to those of existing stockholders.

Common Stock Eligible For Public Sale

Future sales of shares of common stock, $0.001 par value (the "Common Stock"), by existing holders of the Company's Common Stock or by holders of the Series A, Preferred Convertible stock, upon the exercise thereof, under Rule 144 of the Securities Act or otherwise, could have a negative impact on the market price of the Company's Common Stock. The Company is unable to estimate the number of shares that may be sold under Rule 144 since this will depend on the market price for the Common Stock of the Company, the personal circumstances of the sellers and numerous other factors. Any sale of substantial amounts of Common Stock of the Company in the open market may adversely affect the market price of the Company's Common Stock and may adversely affect the Company's ability to obtain future financing in the capital markets as well as create a potential market overhang.

 Significant Control Over The Company

The Company's directors, officers and principal stockholders, and certain of their affiliates, beneficially own approximately 80% of the outstanding shares of Common Stock on a fully diluted as-converted to basis at October 15, 2003, and such stockholders have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of directors of the Company and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take over the Company thereby increasing the likelihood that the market price of the Common Stock will not reflect a premium for control.

Volatility and Declines In Market Price

The market price of the Company's Common Stock has experienced historically high volatility and might continue to experience high volatility in the future in response to quarter-to-quarter variations in:

*	Operating results;
*	analysts' or investor reports;
*	market conditions in the industry;
*	changes in governmental regulations; and
*	changes in general conditions in the economy or the financial markets.

The US stock market has also experienced a significant decrease in overall value. This volatility and the most recent market declines has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of the Company's Common Stock.

The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain future earnings for reinvestment in the business.

The Company's Common Stock began trading on the NASDAQ Over-the-Counter Electronic Bulletin Board in February 2000 and has experienced a limited trading market. The Company cannot assure that in the future that an active trading market will develop or, if developed, will be maintained for even a short period of time. As a result, the Company's shareholders may find it difficult to dispose of shares of the Company's Common Stock and, as a result, may suffer a loss of all or a substantial portion of their investment.

In addition, delisting from the OTC Bulletin Board for any reason could adversely affect the liquidity and price of the Company's Common Stock and could have a long-term impact on the Company's ability to secure future capital through a sale of Common Stock and or debt/equity securities. Furthermore, it could make it more difficult for investors to obtain quotations or trade in the Company's Common Stock if it begins to trade on the National Market Quotation system commonly known as the "pink sheets," a limited trading market.

Common Stock Dilution

The Company may issue additional shares of its Common Stock in order to raise additional capital to fund acquisitions or for general working capital. If the Company issues additional shares of its Common Stock, current holders of the Company's Common Stock will experience significant dilution in their percentage of ownership in the Company.

There can be no assurance that our Common Stock will ever appreciate in value. The Company's Common Stock is publicly traded on the NASDAQ Over-the-Counter Electronic Bulletin Board, which provides for a highly illiquid market in the Company's Common Stock.

"Penny Stock" Regulation

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and our sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. Our securities are subject to the penny stock rules; holders of those securities may provide difficulty to our shareholders in selling their securities.

Competitive Industry

Significant factors in determining whether the Company will be able to compete successfully include:

*	consultative, creative and design capabilities;
*	reputation for on-time and quality performance;
*	expertise and experience in the distribution of products;
*	the scope of service offerings;
*	strength in various geographic markets;
*	the price and availability of services;
*	the ability to acquire, process, analyze and report data in a time-saving and accurate manner;
*	the ability to manage large-scale distribution of products both domestically and internationally; and
*	the Company's size.

If our products or services are not competitive based on these or other factors, the Company's business, financial condition and results of operations will be materially harmed.

Item 2. Properties.

The Company leases approximately 8,000 square feet of office space located in Mesa, Arizona. This lease expires June 2008 and provides for a fixed base rent of approximately $5,200 per month with an annual inflation increase. The Company prior to its merger with Level X subleased approximately 650 square feet of additional office space located in Carlsbad, California for $650 per month on a month-to-month agreement with a corporation owned and controlled by the wife of an officer of the Company.

In addition, the Company leases month to month approximately 2,500 square feet of office space in London. The Company believes that these facilities will be adequate for its needs for the foreseeable future.

The Company's web site is http://www.viastarcorp.com.

Item 3. Legal Proceedings.

The Company is involved in litigation with Mr. David Dadon, a former director of the Company and affiliates of Mr. Dadon. These cases are pending with (1) the U.S. District Court, Phoenix, Arizona, whereby, an indefinite Preliminary Injunction against Mr. Dadon was issued on August 21, 2003, and (2) the Maricopa County Superior Court, where the Company seeks monetary damages against Mr. Dadon and/or affiliates for business interference, interference of contractual relationships, breach of fiduciary duties and the duty of loyalty. Mr. Dadon has filed a counter suit against the Company, its officers and directors, various other parties in the Los Angeles, California Superior Court. Motions to dismiss have been filed by the Company and its legal counsel on the grounds that Mr. Dadon's legal claims lack merit. The Company has been notified that the Court will hear Motions and related Motions during late November 2003. The Company believes the lawsuit by Mr. Dadon is without basis or merit and the Company believes that it will prevail.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 28, 2003 more than 2/3 of the shareholders of record with the Company (in accordance with Nevada Law) voted in the affirmative to remove Mr. Dadon from the Board of Directors.

No other matters were put forth to a vote of the security holders of the Company.

PART II

 Item 5. Market for the Company's Common Equity and Related Stockholder Matters.

The Company's Common stock is listed on the NASD OTC Bulletin Board (the "OTCBB") under the symbol "VISH." Prior to it's listing as VISH; the Company's Common Stock was traded on the OTCBB as VIST and prior, CLUC. The Company may in the future seek a new trading symbol in conjunction with a listing on a national market system.

 The following table sets forth the high and low bid quotations for the Common Stock as reported on the OTCBB for each of the quarters ended March 31, 2001 through June 30, 2003. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	Common Stock
	High	Low
March 31, 2001	0.85	0.65
June 30, 2001	1.11	0.65
September 30, 2001	1.17	0.80
December 31, 2001	1.35	0.80
March 31, 2002	2.58	0.70
June 30, 2002	2.05	0.48
September 30, 2002	1.12	0.22
December 31, 2002	0.51	0.05
March 31, 2003	0.42	0.10
June 30, 2003	0.50	0.12

As of October 10, 2003, the approximate number of holders of record of the Common Stock was 60 and the approximate number of beneficial holders of the Common Stock was 600. A total of 19,059,346 shares of the Company's Common Stock were issued and outstanding.

Common Stock The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $0.001 of which 19,059,346 shares are issued and outstanding on the date hereof. All outstanding shares of Common Stock are fully paid and non-assessable. The Company and its Board of Directors at a "special meeting" resolved to correct the improper issuance of 5,000,000 shares of Common Stock and the rescission of 3,000,000 shares of Common Stock. The issued and outstanding shares reflect these cancellations and the reissue.

Preferred Stock The Board of Directors voted to create a new class of equity and will put forth to a vote if its security holders the proposal to increase the authorized capital stock of the Company to include the authorization of 10,000,000 shares of Series A - Convertible preferred stock, par value $0.001 of which 9,150,000 shares are issued and outstanding on the date hereof. All issued and outstanding shares of preferred stock are fully paid and non-assessable. The Series A shares were issued pursuant to the Agreement and Plan of Merger between the Company and Level X Media Corporation ("Level X"), filed with the Securities and Exchange Commission on report Form 8-K, dated August 1, 2003. As part of the Agreement and Plan of Merger the Company issued 1,500,000 shares of Common Stock as part of the purchase price of Level X for a total purchase price of $10,650,000 based on an analysis and valuation using the following methods: Book value, Capitalization of earnings, and Straight capitalization.

The Company has neither paid nor declared dividends on its Common Stock since inception and does not plan to pay dividends on its Common Stock in the foreseeable future. The Company expects that any earnings, which the Company may realize, will be retained to finance the growth of the Company.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain matters discussed in this Form 10-KSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, the Company's statements regarding the integration of Intelligent Imaging into the Company, the demand for the Company's services and technologies, growing recognition for the use of independent centralized core laboratories, trends toward the outsourcing of imaging services in clinical trials, realized return from the Company's marketing efforts, increased use of digital medical images in clinical trials and the favorable impact of the FDA's initiatives to streamline and accelerate its review process are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, estimates made by management with respect to the Company's critical accounting policies, regulatory delays, clinical study results which lead to reductions or cancellations of projects, and other factors, including general economic conditions and regulatory developments, not within the Company's control. The factors discussed herein and expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Change in Fiscal Year

On August 21, 2003, the Company changed its fiscal year end from December 31st to June 30th. The Company has filed the appropriate documents with the Internal Revenue Service to change its year for tax purposes.

Results and Plan of Operations

The Company has financed operations through the sale of Common Stock and through loans from its officers and directors. It is anticipated that the Company film financing will be entirely through outside sources through various financial arrangements. As discussed elsewhere in this report the Company merged with Level X Media Corporation, which the business operations became the operations of the Company. Level X ceased to exist after the merger, which occurred on July 18, 2003. The business of Level X and the acquisition of MPI are discussed throughout this report. Managements' discussion and analysis however is the results of operations of the "pre-merger" operations of ViaStar Holdings, Inc. and its subsidiaries prior to June 30, 2003. These operations were limited to the identification of merger and acquisition opportunities. Management did conduct some very limited activities with respect to other business ventures however without much success.

The Company's capital requirements will depend on numerous factors, including the profitability of our media products and our ability to control costs. We cannot predict when and if any additional capital may be needed and we may need to seek one or more substantial investments from financial institutions or groups of investors. New investors could cause substantial dilution to our existing stockholders.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

The following management changes occurred during the six months ended June 30, 2003.

*	On April 23, 2003, Mr. Gennaro Buonocore joined the Company as a member of the Board of Directors and shortly thereafter elected to the position of Chairman of the Board.
*	On June 10, 2003 Mr. John Daly joined the Company as a member of the Board of Directors.
*

On June 16,2003 Mr. Zee Batal resigned his position as President, Chief Financial Officer and Director of the Company. Mr. Batal in addition to his resignation from ViaStar Holdings, was terminated from his positions held with the Company's wholly owned subsidiary All4Entertainment, Inc. Mr. Batal ceased any activities on the behalf of the Company and is pursuing other interests not competitive with the Company's business.

*

Subsequent to June 30, 2003, Mr. George Malasek resigned his position of Chairman and Chief Executive Officer in order to allow Mr. Buonocore to assume those positions. Mr. Malasek remains as a member of the Board of Directors and assumed the role of Chief Financial Officer with the departure of Mr. Batal.

*	On May 28, 2003 more than 2/3 of the shareholders of record with the Company (in accordance with Nevada Law) voted in the affirmative to remove Mr. Dadon from the Board of Directors.

The Company generated no revenues from operations during the six months ended June 30, 2003, nor for the comparative period ending June 30, 2002.

The Company's capital is limited. The Company operational costs have been limited until such time as a proper business opportunity has been identified acquired or the planned production of a film project has commenced.

Selling, general and administrative expenses were $202,738 for the six months ended June 30, 2003, representing a decrease of $17,294, or 8%, as compared to selling, general and administrative expenses of $220,032 for the six months ended June 30, 2002. Compensation expense was $150,000 for the six months ended June 30, 2003; no increase compared to compensation expense of $150,000 for the six months ended June 30, 2002. Compensation expense has remained constant with the former employ of Mr. Batal and Mr. Malasek. Professional and consulting fees were $32,580 for the six months ended June 30, 2003 a decrease of $21,212, or 39%, as compared to professional and consulting fees of $53,792 for the six months ended June 30, 2002. The Company has limited the use of outside consultants and legal professionals for the current period in hopes of conserving capital.

Income taxes were $800 for the six months ended June 30, 2003, as compared to $800 for the six months ended June 30, 2002. Income taxes consist solely of the minimum franchise tax for the parent company. There were Federal and state net operating loss carryforwards amounting of approximately $450,000 and $230,000 at June 30, 2003. The carry-forwards of net operating losses expire through 2021 for federal and 2006 for state. The realization of any future income tax benefits from the utilization of net operating losses may be severely limited. Federal and state tax laws contain complicated change-of-control provisions (generally when a more than 50 percent ownership change occurs within a three-year period), which, if triggered, could limit or eliminate the use of the Company's net operating loss carry-forwards. Management does not believe that the Company will be affected by these limitations from change-of-control, however the expiration of losses may occur prior to the Company fully utilizing the losses.

Interest income was $8,611 for the six months ended June 30, 2003 compared to none for the six months ended June 30, 2002. The Company recognizes interest income on the notes receivable of $350,000 in the aggregate for the six months ended June 30, 2003. The Company recognized the extinguishments of debt of $4,805 for the six months ended June 30, 2003 compared to none for the six months ended June 30, 2002. The Company wrote off several accounts payable balances from vendors.

As a result of the foregoing factors, we had net loss of $190,122 for the six months ended June 30, 2003, as compared to a net loss of $220,232 for the six months ended June 30, 2002. This represents a decrease in net loss of $29,910 or 14%.

Liquidity and Capital Resources

For the Six Months Ended June 30, 2003
Net cash used in operating activities	$-
Net cash used in investing activities	$253,233
Net cash provided by financing activities	$253,233

The principal uses of our liquidity are to finance capital expenditures and fund our operations. We operate in a capital-intensive, high cost industry that requires significant amounts of working capital to fund operations, particularly the start-up and development expenses related to media projects.

Our primary sources of liquidity to fund our operations and capital expenditures and satisfy our obligations are borrowings from officers and directors of the Company, and limited equity proceeds.

Net cash used in operating activities was none for the six months ended June 30, 2003, representing a decrease in use of cash of $34,442 from $34,442 for the six months ended June 30, 2002.

Net cash used in investing activities was $253,233 for the six months ended June 30, 2003, representing an increase in use of cash of $253,233 from none for the six months ended June 30, 2002. The Company used this cash to pay the obligations of MPI in order to complete the acquisition of the wholly owned subsidiary subsequent to June 30, 2003.

Net cash provided by operating activities was $253,233 for the six months ended June 30, 2003, representing an increase in the provision of cash of $212,409 from $40,824 for the six months ended June 30, 2002. The Company borrowed these funds from an affiliate of an officer and director of the Company in order to pay the obligations of MPI in order to complete the acquisition of the wholly owned subsidiary subsequent to June 30, 2003.

Critical Accounting Policies, Estimates and Risks

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The notes to the consolidated financial statements include a summary of significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Principles of consolidation. The accompanying consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of three wholly owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Cash and cash equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of credit risk. Financial instruments that potentially subject the Company to a concentration of credit risk principally consists of cash, cash equivalents and trade receivables. The Company invests available cash in money market securities of high-credit-quality financial institutions. The Company had no cash or cash equivalents as of June 30, 2003 and December 31, 2002.

Intangible assets and goodwill. In January 2002, the Company adopted Statement of Financial Standards No. 142 ("SFAS 142"), which requires the discontinuance of amortization of goodwill and certain intangible assets with indefinite useful lives. SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite life be reviewed for impairment upon the initial adoption of SFAS 142 and annually thereafter. The Company performed its initial impairment review in January 2002 and annually performs its impairment review in the fourth quarter of every year. Other intangibles with finite lives will in the future be amortized over their estimated useful lives.

Prior to the adoption of SFAS 142, goodwill was to be amortized on a straight-line basis over 15 years while other intangibles were to be amortized over their estimated useful lives that usually ranged from two to fifteen years.

Long-lived assets. Long-lived assets are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at the lowest level at which net cash flows can be directly attributable to long-lived assets. For any assets identified as impaired, the Company measures the impairment as the amount by which the carrying value of the asset exceeds the fair value of the asset. In estimating the fair value of the asset, management utilizes a valuation technique based on the present value of expected future cash flows.

Accrued expenses. The Company routinely accrues for various costs and expenses for which it has received goods or services, but for which it has not been invoiced. Typically, accrued expenses include such items as salaries and related taxes, and sales and use taxes for which amounts are readily determinable and significant estimates are not necessary. Various other expenses are accrued from time to time based on the estimated costs of those goods or services.

Income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the six months in which those temporary differences are expected to be recovered or settled. Income tax expense (benefit) is comprised of the tax payable (receivable) for the period and the change in deferred income tax assets and liabilities during the period. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Earnings per share. SFAS No. 128, "Earnings per Share," requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per common share are calculated by dividing the net income available to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share is calculated by dividing net income by the weighted average number of shares of Common Stock outstanding, adjusted for the effect of potentially dilutive securities using the treasury stock method.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive income. For the six months ended June 30, 2003 and 2002, the Company did not have any components of other comprehensive income as defined in Statement of Financial Accounting Standards No. 130. Therefore, statements of comprehensive income have not been presented.

Segment reporting. Management reviews the operating results of the Company's subsidiaries for the purpose of making operating decisions and assessing performance. Based on the aggregation criteria in Statement of Financial Accounting Standards No. 131, the Company has aggregated the results of all its subsidiaries into one reportable segment.

Fair value of financial instruments. The carrying value of cash and cash equivalents, patient receivables, accounts payable and accrued expenses approximate their fair value based on the short-term nature of these accounts. Long-term debt and capital lease obligations bear interest at fixed rates, and their fair value was estimated using a discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Company's long-term debt and capital lease obligations approximated fair value at June 30, 2003 and December 31, 2002.

New Accounting Requirements

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting For Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. The adoption of SFAS 143 did not have a material impact on the Company's consolidated financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company's consolidated financial position or results of operations.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and for reporting of discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial position or results of operations.

In November 2001, the FASB announced Emerging Issues Task Force No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expense Incurred" ("EITF D-103"), which should be applied in financial reporting periods beginning after December 15, 2002. The announcement requires companies to characterize reimbursements received for out-of-pocket expenses as revenues in the consolidated statements of operations. The adoption of EITF D-103 did not have a material effect on the Company's consolidated financial position or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses. SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. The adoption of SFAS 145 did not have a material effect on the Company's consolidated financial position or result of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002. The Company is not subject to any guarantees that require the recognition provisions of FIN 45.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS 148"), which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for voluntary changes to the fair value based method made in fiscal Six Months beginning after December 15, 2003. The adoption of SFAS 148 did not have a material impact on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in fiscal 2004 for all other variable interest entities. The Company expects that the provisions of FIN 46 will not have a material impact on its consolidated financial position or results of operations upon adoption since the Company currently has no variable interest entities.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity"(" SFAS 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company's third quarter or July 1, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principal for financial instruments created before the issuance date of the statement and still existing at July 1, 2003. Restatement is not permitted. The Company expects that the provisions of SFAS 150 will not have a material impact on its consolidated financial position or results of operations upon adoption.

As discussed in the accompanying consolidated financial statements and results of operations contained in the management's discussion and analysis section, the Company and its subsidiaries have incurred approximately $1,666,000 in losses since inception. This, as well as the risks associated with raising capital through the issuance of equity and/or debt securities, creates uncertainty as to the Company's ability to continue as a going concern.

Management believes that the above problems are being resolved and plans to address its going-concern issue through the following:

*	Expanding or increasing its distribution of products and services through its newly acquired subsidiaries;
*	Expanding market presence through selective acquisitions or the merger of, with established media and entertainment companies;
*	Raising capital through the sale of debt and/or equity securities; and,
*	Settling outstanding debts and accounts payable, when possible, through the reorganization or recapitalization of obligations with either longer terms or the issuance of debt and/or equity securities.

There can be no assurance that the Company will be successful in its efforts to increase sales of its products or services and to issue debt and/or equity securities for cash or as payment for outstanding obligations.

Capital-raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. Subsequent to June 30, 2003, the Company raised capital through the issuance of equity securities totaling $76,000 in the aggregate and borrowed an additional $400,000 under the terms of the encumbered common stock transaction (see Note - Related Party Payables).

The ability of the Company to continue as a going concern is dependent upon its success in obtaining additional sources of capital, and attaining sufficient growth in its customer base and services to enable it to achieve future profitability. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Currency Risk

One of the Company's business operations is denominated in foreign currency. The Company believes that any adverse fluctuation in the foreign currency markets relating to these operations will not result in any material adverse effect on the Company's financial condition or results of operations.

Item 7. Financial Statements.

The financial statements required to be filed pursuant to Item 7 are included in this Transition Report on Form 10-KSB. A list of the financial statements filed herewith is found at "Item 13. Exhibits, List, and Reports on Form 8-K."

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

We have not had any disputes or disagreements with Armando Ibarra CPA, APC, our independent outside auditors, since they were first engaged on December 1, 2000.

Item 8a. Controls And Procedures

As of the end of the period covered by this Transition Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that as of the date of that evaluation our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

Part III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

Directors

The following table sets forth certain information with respect to our officers and directors as of October 10, 2003.

Name	Age	Position
John Aquilino	38	President, Chief Executive Officer, Treasurer, and Director
George Malasek	37	Chief Financial Officer and Director
Richard Brooks, Esq.	55	General Counsel, Secretary and Director
Gennaro Buonocore	37	Chairman of the Board
John Daly	65	Director

John D. Aquilino - President, Chief Executive Officer, Treasurer and Director

Mr. Aquilino brings twenty years of direct music industry experience that includes performance, production, engineering, and technology development. Mr. Aquilino has been a featured speaker, lecturer, and key round-table member at music industry functions around the world with regard to digital content security and standards in recording quality. He is considered one of the leading authorities on CD audio copy protection, and is a popular guest on business and technology television & cable news shows and online industry-related functions.

Prior to his departure in 2001, Mr. Aquilino was a founding partner of SunnComm, Inc. a publicly traded technology company (OTC: SUNX) - one of the top developers of digital security technologies - and served as Chairman and Chief Technology Officer where he designed, developed, and deployed the company's key digital security products. Prior to SunnComm Inc., Mr. Aquilino enjoyed a variety of positions within the music industry including Artists Production and Development for Capitol Records, EMI Records, and Atlantic Records. Mr. Aquilino's affiliations include: Capitol Records, EMI International, Universal Music Group, Universal Music Publishing AOL/Time Warner, BMG, Sonopress, SunnComm Inc., Microsoft, Macrovision Corporation, America West Airlines, Litton Electron Devices ST Micro, DCA, and Eclipse Data Technologies. He has worked directly with name Artists who include: Frank Sinatra, Gladys Knight, Stevie Wonder, Billy Squire, and Quiet Riot. In addition, Mr. Aquilino was a founding member of Capitol Recording Artists "Icon", a group that enjoyed a 10-year career, where he wrote, recorded, and toured the world.

Gennaro Buonocore - Chairman of the Board

Mr. Buonocore has a long history in the structuring and distribution of capital market products. Firstly, he served as the Manager of the Italian Securities Department of Liberty Eurobrokers, in the United Kingdom, then as Director in charge of fixed income sales to Europe at Smith Barney Shearson. He subsequently obtained Directorships at Yamaichi International (Europe) Limited, Dresdner Kleinwort Benson as Head of Italian institutional distribution, and at IBJ International (Industrial Bank of Japan), where he was responsible for global markets distribution to Southern Europe. Mr. Buonocore's last experience in banking was as a Partner in Bracken Partners a private equity firm based in London that has invested in approximately twenty-seven companies. He has a BA Hons from the European Business School in London and an MA in Finance from Webster University.

George J. Malasek - Chief Financial Officer and Director

George Malasek served as Chief Executive Officer, President and Chairman of the Board from July 2001 - July 2003. Mr. George Malasek, in addition was a founder and former Managing Director of Pacific Crest Equity Partners, Inc. an international merchant banking firm. Mr. Malasek personally and through this company and its predecessor's had been providing consulting services to numerous public companies investment banks and private funds, encompassing the years 1995 through present day. Mr. Malasek is a seasoned financial professional, raised in Munich, Germany and educated in the United States and holds a degree in International Business. During his extensive career, Mr. Malasek has concentrated in corporate finance, capital markets, mergers & acquisitions and international trade and finance. Mr. Malasek has been a senior member of a corporate finance buyout, corporate valuation and financing firm.

Richard L. Brooks, Esq. - Senior Vice President, General Counsel, Secretary and Director

Mr. Brooks brings to ViaStar more than twenty-five years of sophisticated legal experience, acquired largely in the representation of private and public corporations in both state and federal trial and appellate courts. Mr. Brooks graduated cum laude from Franklin & Marshall College, and from Villanova University School of Law where he served as an Editor of the Law Review. He subsequently served as a trial attorney with the National Labor Relations Board in the Eastern District of New York; as both a trial and appellate attorney with the Office of the Board's General Counsel in Washington, D.C.; and as a law clerk to a distinguished U.S. District Court Judge in Houston, Texas. Mr. Brooks subsequently spent several years representing corporations, including Safeway, Inc., Standard Brands, Sears Roebuck, and United Parcel Service, with a distinguished Dallas, Texas law firm. He thereafter represented public and private corporations with law firms in Chicago, Illinois and Minneapolis, Minnesota.

Since relocating to Arizona in 1986, Mr. Brooks has represented public and private corporations in trials and appeals involving the gamut of substantive legal issues facing public and private corporations. He has also served as a Judge Pro Tempore on the Arizona Court of Appeals; the management member of the Phoenix Employment Relations Board; a Director of the Arizona branch of the National Conference of Christians and Jews; and a Director and General Counsel of the Greater Phoenix Urban League.

John Daly - Director

In 1967 Mr. Daly started Hemdale Film Corporation with actor David Hemmings. The company was immediately successful and unique. Mr. Daly, who was trained in business partnerships, limited companies and insurance underwriting, soon built Hemdale into one of the leading film packagers, financiers, producers and distributors of independent motion pictures. The company established a reputation for making and promoting daring breakthrough films and giving important career starts working with many of the worlds leading directors. Amongst these are:

James Cameron ("Terminator"), Oliver Stone ("Salvador", "Platoon"), Bernardo Bertolucci ("The Last Emperor"), Mick Jackson ("The Bodyguard"), Marting Campbell ("Criminal Law"), Michael Apted ("Triple Echo"), Robert Altman ("Images", "Vincent and Theo"), John Schlesinger ("The Falcon and the Snow Man") and many other notable directors such as Ken Loach ("Hidden Agenda"), Harold Becker ("The Boost"), Gillian Armstrong ("High Tide"), Tim Hunter ("River's Edge"), and James Foley ("At Close Range"). Mr. Daly's films have grossed an excess of $1 1/2 billion dollars plus.

Mr. Daly achieved twenty-one Oscar Nominations, thirteen Oscars and won an unprecedented back-to-back Best Picture Oscars for "Platoon" and "The Last Emperor" for his company. In addition his films have won numerous Golden Globes, Cannes film festival awards (twice), Berlin Film Festival, Independent Spirit Awards, Huston Film Festival and many other prizes that have been associated with John Daly over his career in the film industry.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Item 10. Executive Compensation

Summary Compensation

The following table sets forth compensation information for services rendered to us by our executive officers and directors in all capacities during the transition period ending June 30, 2003 and the past two fiscal years. Other than as set forth below, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years or period ended. The following information includes the dollar value of base salaries, draws, bonus awards, and the number of stock options or warrants granted and other compensation whether paid or deferred. Reimbursement of out-of-pocket expenses is not included.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Comp. Awards
(a)	(b)	(c)	(d)	(e)	(g)	(i)
Name and Principal Position	Year Ending	($) Salary	($) Bonus	($) Other	Securities Underlying Options and Warrants (#)	All Other ($)(1)
Ziad Batal, former President and Chief Financial Officer (2) (3)	06/30/2003 12/31/2002 12/31/2001	$75,000 $150,000 $150,000	- - -	- - -	- - -	- - -
George Malasek, Chief Financial Officer and former Chief Executive Officer (2) (4)	06/30/2003 12/31/2002 12/31/2001	$75,000 $150,000 $150,000	- - -	- - -	- - -	- - -

(1)   The Company reimburses its officers for expenses paid for on the behalf of the Company submitted with the proper documentation and form in compliance with IRS guidelines. The Company has reimbursed both Mr. Batal and Mr. Malasek approximately $6,000 each during the year ending December 31, 2002.

(2)   The Company accrues officer's salary (prior to June 30, 2003) at an annual rate of $150,000 per year. Both officers were employed under at-will agreements with the Company. Neither officer received any cash compensation.

(3)   Mr. Batal received during the year ending December 31, 2001, 200,000 shares of $0.001 par value, common stock with an issuance price of $0.50 per share as payment for accrued officer's salary. Mr. Batal's salary is accrued on the books of All4Entertainment, Inc. a wholly owned subsidiary of the Company. Mr. Batal prior to December 31, 2001 was the controlling shareholder and sole officer of Charlie Chance Productions, Inc. the producer and creator of the screenplay "The Misadventures of Charlie Chance." As of December 31, 2001, Mr. Batal claims that his rights to control and ownership in Charlie Chance Productions, Inc. were transferred to a relative who continued the conduct of the business operations of Charlie Chance. During the year ending December 31, 2001 the Company issued 453,846 shares of $0.001 par value, common stock to Charlie Chance Productions, Inc., as payment in full on the acquisition loan for the purchase of the screenplay rights. Mr. Batal disclaims any beneficial ownership in Charlie Chance Productions, Inc. or the ability to exercise any control over the company and its owners.

(4)   Mr. Malasek during the year ended December 31, 2001 was issued 500,000 shares of $0.001 par value, common stock of the Company pursuant to a note receivable in the amount of $50,000 accruing interest at 4.5% per annum. Mr. Malasek during the six months ended June 30, 2003 settled the note receivable and accrued interest with the application of accrued officer's salary in the amount of $53,298.

Option and Warrant Grants and Exercises

The following table sets forth the options and warrants granted to the persons named in the Summary Compensation Table during our transition period ending June 30, 2003:

WARRANT AND OPTION GRANTS IN TRANSITION PERIOD

JANUARY 1, 2003 THROUGH JUNE 30, 2003

(a)	(b)	(c)	(d)	(e)
Name and Job Title	Number of Securities Underlying Warrants/ Options Granted	% Of Total Granted to Employees In Fiscal Year (1)	Exercise Price	Expiration Date (2)
Ziad Batal, former President and Chief Financial Officer	-	-%	$-	-
George Malasek, Chief Financial Officer and former Chief Executive Officer	-	-%	$-	-

(1)  There were no option grants during the period ending June 30, 2002 or subsequent to year-end. The Company does not have an established option plan available to its employees.

No Executive Officer of the Company exercised any options or warrants during the fiscal year ended June 30, 2003. The following table sets forth information concerning the value of all exercisable and unexercisable options and warrants held by those persons listed in the Summary Compensation Table as of June 30, 2003.

FISCAL YEAR-END OPTION AND WARRANTS
AS OF JUNE 30, 2003

	Number of Securities Underlying Unexercised Warrants and Options (#)		Value of Unexercised In-the-Money Warrants and Options ($) (1)
Name and Job Title	Exercisable	Unexercisable	Exercisable	Unexercisable
Ziad Batal, former President and Chief Financial Office				-
George Malasek, Chief Financial Officer and former Chief Executive Officer				-

(1)  There were no options being held by any Named Executive Officer.

Compensation of Directors

We expect that each of our directors who are not an employee of the Company will receive annual compensation in the form of cash fees to be determined by disinterested members of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

A significant portion of our capital stock is owned by the shareholders of Level X Media Corporation as a group in the form of Common Stock and Series A preferred stock. The following table sets forth information with respect to the ownership of the $0.001 par value, common stock and Series A preferred stock (on a proforma basis) as of October 15, 2003 by:

*	each person known to own beneficially more than 5% of the common stock and Series A preferred stock,
*	each of our directors,
*	each of the executive officers named in the summary compensation table above, and
*	all of our executive officers and directors as a group.

The Series A preferred stock and Common Stock vote together as a single class. Notwithstanding the beneficial ownership of Series A preferred stock and Common Stock presented below, the stockholders' agreement with Level X governs the stockholders' exercise of their voting rights with respect to election of directors and certain other material events. The parties to the stockholders' agreement have agreed to vote their shares to elect the board of directors as set forth therein.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person's ownership percentage, but not for purposes of computing any other person's percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. The amounts set forth below do not include common stock to be issued under yet to be determined agreements. The total number of shares on a fully diluted basis is 28,209,346.

_________________________________________________________________________________________________________________
Name of beneficial owner	Number of shares of Common Stock and Series A Preferred Stock beneficially owned	Percent of class
_________________________________________________________________________________________________________________
John Aquilino (1) (2)	10,650,000	37.8%
Richard Brooks, Esq. (1) (2)	10,650,000	37.8%
Gennaro Buonocore (3)	7,000,000	26.6%
Higgs Boson Media Holding Co. (4)	3,500,000	12.4%
George Malasek (5)	500,000	1.8%
John Daly	1,000,000	3.5%
Pacific Crest Equity Partners, Inc. (6)	3,000,000	10.6%

All directors and executive officers as a group (2)	19,000,000	69.6%
_________________________________________________________________________________________________________________

*		Less than 1%
(1)		The address of the shareholders of Level X and its shareholders is the Company's corporate address, 2451 W. Birchwood Avenue, Suite 105, Mesa, Arizona.
(2)

The shareholders of Level X Media Corporation have not received the Series A preferred stock required in the Agreement and Plan of Merger between the Company and Level X. This amounts to 9,150,000 shares of Series A preferred shares convertible into 9,150,000 shares of Common Stock. The shareholders of Level X have not distributed the shares to the individual shareholders of Level X as of the date of this report. The shareholders of Level X have designated the authority and control of the shares will remain with Mr. Aquilino and Attorney Brooks in their capacity as representatives of Level X. For the purpose of this table the Company assumes that both Mr. Aquilino and Attorney Brooks has joint and several control over the shares to be distributed to the shareholders of Level X.

(3)

Mr. Gennaro Buonocore disclaims beneficial ownership of the shares issued to Rhiannon Holdings Ltd., in the amount of 7,000,000 shares of $0.001 par value, common stock. Mr. Buonocore does not control, preside over, or manage Rhiannon Holdings Ltd., the Buonocore family-trust. For purposes of this table the Company assumes that Mr. Buonocore has the ability to exercise the right to vote and control the shares issued pursuant an agreement between the Company and Rhiannon Holdings Ltd., These shares are subject to the certain provisions outlined in the encumbrance agreement between the Company and Rhiannon Holdings Ltd. Rhiannon Holdings Ltd., received these 7,000,000 shares pursuant to an agreement between the Company and Rhiannon Holdings Ltd., whereby the shares are subject to certain provisions outlined in the encumbrance agreement between the Company and Rhiannon Holdings Ltd.,. Furthermore Mr. Buonocore disclaims any beneficial ownership that Buonocore family trust may have in Higgs Boson a shareholder holding 3,500,000 shares of the Company. The Buonocore family trust is for the sole benefit of Mr. Buonocore's mother and sister.

(4)

Higgs Boson Media Holdings, Plc received these shares in exchange for their rights in the Moving Pictures International, Ltd business. Mr. Buonocore disclaims any beneficial ownership in Higgs Boson due to his non-executive capacity at Higgs Boson. Mr. Buonocore previously acted in the executive capacity as Managing Director of Higgs Boson and his family trust is a shareholder of Higgs Boson. Mr. Buonocore's indirect ownership in Higgs Boson does not allow him the right to exercise any control over these shares through Higgs Boson. The Company has taken the position that Mr. Buonocore does indirectly control the ability to vote on 14.1% through his family trust and has included this percentage within his percentage of ownership.

(5)

Mr. George Malasek disclaims any beneficial ownership of the shares owned by Pacific Crest Equity Partners, Inc. ("Pacific Crest"). The Company erroneously disclosed in the Form 10-KSB filed for the year ending December 31, 2002, that Mr. Malasek had beneficial ownership in Pacific Crest and controlled Pacific Crest jointly with Mr. Kenneth Yonika a former officer and director of the Company. Mr. Malasek resigned his officer and director positions with Pacific Crest during September 2002. Mr. Malasek in addition relinquished his entire ownership in Pacific Crest to his former business partner, Mr. Yonika during September 2002. Mr. Malasek's ownership in the Company's Common Stock as of the date of this report and as of December 31, 2002 is limited to the 500,000 shares issued.

(6)

Pacific Crest Equity Partners, Inc. received 3,000,000 shares of Common Stock of the Company during the year ended December 31, 2001. Ownership and control of Pacific Crest is solely with Mr. Kenneth Yonika, a former officer and director of the Company. The Company erroneously disclosed in the Form 10-KSB filed for the year ending December 31, 2002, that Mr. Malasek had beneficial ownership in Pacific Crest and controlled Pacific Crest jointly with Mr. Kenneth Yonika a former officer and director of the Company. Mr. Malasek resigned his officer and director positions with Pacific Crest during September 2002. Mr. Malasek in addition relinquished his ownership in Pacific Crest to his former business partner, Mr. Yonika during September 2002.

Item 12. Certain Relationships and Related Transactions.

The following transactions occurred during the year between the Company and its officers, directors or certain security holders:

The Company entered into an agreement Higgs Boson Media Holdings, PLC whereby the Company was to purchase Moving Picture International, Ltd from Higgs Boson for 3,500,000 shares of common stock. Mr. Buonocore at the time of the transaction was a non-executive officer of Higgs Boson. The Company believes that the transaction with Higgs Boson was conducted at an arms length agreement.

The Company entered into an agreement to borrow monies from Rhiannon Holdings, a family trust for relatives of Mr. Buonocore which Mr. Buonocore denies any beneficial ownership or control over Rhiannon Holdings. Rhiannon Holdings was issued 7,000,000 shares of $0.001 par value common stock as security on notes payable aggregating $700,000 as of the date of this report.

Item 13. Exhibits, List, and Reports on Form 8-K.

(a)  (1) Financial Statements.

Reference is made to the Index to Financial Statements on Page F-1.

(a)  (2) Financial Statement Schedules.

None.

(a)  (3) Exhibits.

Reference is made to the Index to Exhibits on Page 30.

(b)  Reports on Form 8-K.

The Company filed the following reports on Form 8-K:

Current report, Item 5, July 3, 2003
Current report, Item 5, August 6, 2003
Current report, Item 8, August 22, 2003
Current report, Item 5, October 6, 2003
Current report, Item 5, October 7, 2003

Item 14. Controls and Procedures

As of the end of the period covered by this Transition Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that as of the date of that evaluation our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of October 2003.

VIASTAR HOLDINGS, INC.

By:	/s/ JOHN D. AQUILINO
John D. Aquilino President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN D. AQUILINO John D. Aquilino	President and Chief Executive Officer (principal executive officer)	October 17, 2003

/s/ GEORGE J. MALASEK George J. Malasek	Chief Financial Officer (principal financial and accounting officer)	October 17, 2003

CERTIFICATION

I, John D. Aquilino, certify that:
1.	I have reviewed this transition report on Form 10-KSB of ViaStar Holdings, Inc.;
2.

Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3.

Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and
	c)	presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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
6.

The registrant's other certifying officer and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 17, 2003		By:	/s/ JOHN D. AQUILINO
John D. Aquilino President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, George J. Malasek, certify that:
1.	I have reviewed this transition report on Form 10-KSB of ViaStar Holdings, Inc.;
2.

Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3.

Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and
	c)	presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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
6.

The registrant's other certifying officer and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 17, 2003		By:	/s/ GEORGE J. MALASEK
George J. Malasek Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
F	Financial Statements and the Independent Auditors' Report

3	Exhibits:

3.1**	Amended and Restated Certificate of Incorporation
3.2**	Bylaws of ClubCharlie.com, Inc
10.1**	Original Screenplay Acquisition Agreement with Charlie Chance Productions, Inc.
10.3**	Employment Agreement with Zee Batal
21.1	Subsidiaries of the Company
23.1 *	Consent of Independent Auditors
31.1	Certification of John D. Aquilino, Chief Executive Officer
31.2	Certification of George J. Malasek, Chief Financial Officer
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
------------------
*	Incorporated by reference to the Company's Financial Statements
**	Incorporated by reference to the Company's Form 10-SB12G filed with the Securities and Exchange Commission on December 13, 1999

VIASTAR HOLDINGS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

{Letterhead Armando C. Ibarra, CPA - APC}

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
ViaStar Holdings, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of ViaStar Holdings, Inc. and subsidiaries ("the Company") as of June 30, 2003 and December 31, 2002, and the related consolidated statements of operations, cash flows and stockholders' equity for the six months ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ViaStar Holdings, Inc. and subsidiaries as of June 30, 2003 and December 31, 2002, and the results of their operations and their cash flows for the six months ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 14 to the consolidated financial statements, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's losses from operations raise substantial doubt as to its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Armando Ibarra, CPA - APC

Armando C. Ibarra, CPA - APC
Chula Vista, California
October 17, 2003

VIASTAR HOLDINGS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED BALANCE SHEETS

	As of -------------------------------------------------------------------------
	June 30, 2003 --------------------------------	December 31, 2002 -----------------------------------
ASSETS
Current assets:
Cash	$-	$-
	-----------------------------------	-----------------------------------
Total current assets

Screenplay rights, at cost	100,000	100,000
Organization costs	2,000	2,000
Investment	595,000	-
Notes receivable	581,430	373,086
	-----------------------------------	-----------------------------------
Total assets	$1,278,430	$475,086
	==================	=====================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$328,167	$276,701
Amounts due officers and directors, including salaries	482,516	335,312
Related party advances	253,233	51,002
	-----------------------------------	-----------------------------------
Total current liabilities	1,063,916	663,015
	-----------------------------------	-----------------------------------
Stockholders' equity (deficit):

Common stock, $0.001 par value; (50,000,000 shares authorized; shares issued and outstanding- 10,646,846 and 5,146,846 at June 30, 2003 and December 31, 2002, respectively)	10,647	5,147
Additional paid-in capital	2,207,778	1,280,713
Encumbrances (2,000,000 shares and no shares, $0.001 par value common stock at June 30, 2003 and December 31, 2002, respectively)	(340,000)	-
Deficit accumulated during development stage	(1,663,911)	(1,473,789)
	-----------------------------------	-----------------------------------
Total stockholders' equity (deficit)	214,514	(187,929)
	-----------------------------------	-----------------------------------
Total liabilities and stockholders' equity (deficit)	$1,278,430	$475,086
	==================	=====================

See auditors' report and notes to consolidated financial statements.

VIASTAR HOLDINGS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended June 30, ---------------------------------------------------------------------------------
	2003 -----------------------------------	2002 ---------------------------------------

Revenues:	$-	$-
	---------------------------------------	-------------------------------------------

Selling, general and administrative expenses:
Compensation expense	150,000	150,000
Professional and consulting fees	32,580	53,792
Administrative overhead expense	20,158	15,440
	---------------------------------------	-------------------------------------------

Total selling, general and administrative expenses	202,738	219,232
	---------------------------------------	-------------------------------------------

Loss from operations	(202,738)	(219,232)
	---------------------------------------	-------------------------------------------
Other income and (expense):
Interest income	8,611	-
Gain on extinguishments of debt	4,805	-
	---------------------------------------	-------------------------------------------
Total other income and (expense)	13,416	-
	---------------------------------------	-------------------------------------------

Loss before income taxes	(189,322)	(219,232)

Income taxes	800	800
	---------------------------------------	-------------------------------------------
Net loss	$(190,122)	$(220,032)
	====================	=======================
Earnings (loss) per common share:
Basic and fully diluted	$(0.03)	$(0.04)
	====================	=======================
Weighted average number of shares	7,230,179	5,146,846
	====================	=======================

See auditors' report and notes to consolidated financial statements.

VIASTAR HOLDINGS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, ------------------------------------------------------------------------------------------------------------------
	2003 ---------------------------------------	2002 ----------------------------------------------
Operating activities:
Net loss	$(190,122)	$(220,032)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Common stock issued for services	-	-
Changes in operating assets and liabilities
Interest receivable	44,889	-
Accounts payable	51,466	94,754
Due to officers and directors	96,767	90,836
	------------------------------------------------	------------------------------------------------
Net cash used in operating activities	-	(34,442)
	------------------------------------------------	------------------------------------------------
Investing activities:
Investment in business entity	(253,233)	-
Organization and development costs	-	-
	------------------------------------------------	------------------------------------------------
Net cash used in investing activities	(253,233)	-
	------------------------------------------------	------------------------------------------------
Financing activities:
Related party advances	253,233	40,824
Proceeds from the issuance of common stock	-	-
	------------------------------------------------	------------------------------------------------
Net cash provided by financing activities	253,233	40,824
	------------------------------------------------	------------------------------------------------
Net increase (decrease) in cash		6,382
Cash, beginning of period	-	-
	------------------------------------------------	------------------------------------------------
Cash, end of period	$-	$6,382
	============================	============================

Supplemental disclosure of cash flow information:
Income taxes	$-	$-
Interest	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Investment in MPI	$595,000	$-
Note receivable settlement	53,298	-
Accrued salary settlement	(53,298)	-
Issuance of encumbered common stock	340,000	-
Encumbrance	$(340,000)	$-

See auditors' report and notes to consolidated financial statements.

VIASTAR HOLDINGS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Period, Date of Inception (January 6, 1993) Through June 30, 2003 (unaudited) --------------------------------------
Revenues:	$-
------------------------------------

Selling, general and administrative expenses:
Compensation expense-officers and directors	1,002,500
Professional and consulting fees	383,663
Administrative overhead expense	162,839
------------------------------------

Total selling, general and administrative expenses	1,549,002
------------------------------------

Loss from operations	(1,549,002)
------------------------------------
Other income and (expense):
Interest income	31,697
Impairment adjustment on screenplay rights	(150,000)
Gain on extinguishments of debt	6,594
------------------------------------
Total other income and (expense)	(111,709)
------------------------------------

Loss before income taxes	(1,660,711)

Income taxes	3,200
------------------------------------
Net loss	$(1,663,911)
=====================

See auditors' report and notes to consolidated financial statements.

VIASTAR HOLDINGS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Period, Date of Inception (January 6, 1993) Through June 30, 2003 (unaudited) -----------------------------------------------------
Operating activities:
Net loss	$(1,663,911)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Common stock issued for services	469,560
Donated services by officer	137,500
Impairment adjustment on screenplay rights	150,000
Changes in operating assets and liabilities
Interest receivable	44,889
Accounts payable	328,167
Due to officers and directors	276,495
-----------------------------------------------------
Net cash used in operating activities	(257,300)
-----------------------------------------------------
Investing activities:
Investment in business entities	(353,233)
Acquisition of screenplay rights	(150,000)
Organization and development costs	(2,000)
-----------------------------------------------------
Net cash used in investing activities	(505,233)
-----------------------------------------------------
Financing activities:
Related party advances	253,233
Stock issued for notes receivable	350,000
Loan to acquire screenplay rights	118,800
Proceeds from the issuance of common stock	40,500
-----------------------------------------------------
Net cash provided by financing activities	762,533
-----------------------------------------------------
Net increase (decrease) in cash
Cash, beginning of period	-
-----------------------------------------------------
Cash, end of period	$-
==============================

See auditors' report and notes to consolidated financial statements.

VIASTAR HOLDINGS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock, $0.001 par value --------------------------------------------------------------------------------------		Additional Paid-In Capital -------------------------------------------	Encumbrance/Subscription Receivable -------------------------------------------	Accumulated Deficit During Development Stage ----------------------------------------	Total Stockholders' Equity (Deficit) -------------------------------------------

	Shares -------------------------------------------	Amount ----------------------------------------
Balance, Inception-01/03/93	-	$-	$-	$-	$-	$-
Issuance of shares for cash, (no par value)	18,600	-	1,860	-	-	1,860
Net loss	-	-	-	-	-	-
	-------------------------------------------	----------------------------------------	-------------------------------------------	-------------------------------------------	----------------------------------------	-------------------------------------------
Balance, 12/31/93	18,600	-	1,860	-	-	1,860
Forward stock split - 12/17/97	1,841,400	-	-	-	-	-
Change in par value ($0.000 to $0.001) - 12/17/97	-	1,860	(1,860)	-	-	-
Net loss	-	-	-	-	(2,310)	(2,310)
	-------------------------------------------	----------------------------------------	-------------------------------------------	-------------------------------------------	----------------------------------------	-------------------------------------------
Balance, 12/31/97	1,860,000	1,860	-	-	(2,310)	(450)
Net loss	-	-	-	-	(1,100)	(1,100)
	-------------------------------------------	----------------------------------------	-------------------------------------------	-------------------------------------------	----------------------------------------	-------------------------------------------
Balance, 12/31/98	1,860,000	1,860	-	-	(3,410)	(1,550)
Issuance of shares for services ($0.001)	2,000,000	2,000	-	-	-	2,000
Net loss	-	-	-	-	(207,036)	(207,036)
	-------------------------------------------	----------------------------------------	-------------------------------------------	-------------------------------------------	----------------------------------------	-------------------------------------------
Balance, 12/31/99	3,860,000	$3,860	$-	$-	$(210,446)	$(206,586)
	-------------------------------------------	----------------------------------------	-------------------------------------------	-------------------------------------------	----------------------------------------	-------------------------------------------

See auditors' report and notes to consolidated financial statements.

VIASTAR HOLDINGS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock, $0.001 par value ---------------------------------------------------------------------------------------		Additional Paid-In Capital -------------------------------------------	Encumbrance/Subscription Receivable -------------------------------------------	Accumulated Deficit During Development Stage ----------------------------------------	Total Stockholders' Equity (Deficit) ----------------------------------------

	Shares -------------------------------------------	Amount ----------------------------------------
Balance, 12/31/99	3,860,000	$3,860	$-	$-	$(210,446)	$(206,586)
Issuance of shares for services ($0.10)	2,022,000	2,022	200,178	-	-	202,200
Donated services	-	-	137,500	-	-	137,500
Issuance of shares for notes payable ($0.10)	1,000,000	1,000	99,000	-	-	100,000
Issuance of shares for subscription receivable ($0.10)	1,000,000	1,000	99,000	(69,500)	-	30,500
Issuance of shares forcash ($0.25)	40,000	40	9,960	-	-	10,000
Net loss	-	-	-	-	(432,268)	(432,268)
	-------------------------------------------	----------------------------------------	-------------------------------------------	-------------------------------------------	----------------------------------------	----------------------------------------
Balance, 12/31/00	7,922,000	7,922	545,638	(69,500)	(642,714)	(158,654)
Issuance of shares for accounts payable ($0.10)	425,000	425	42,075	-	-	42,500
Issuance adjustment			(4,000)	-	-	(4,000)
Issuance of shares for officers salary ($0.10)	750,000	750	74,250	-	-	75,000
Issuance of shares for notes payable ($0.06)	833,000	833	49,167	-	-	50,000
Reverse stock split (1:10)	(8,937,000)	(8,937)	8,937	-	-	-
Issuance of shares for related party payable ($0.26)	453,846	454	118,346	-	-	118,800
Issuance of shares for recourse notes receivable ($0.10)	3,500,000	3,500	346,500	-	-	350,000
Issuance of shares for officers salary ($0.50)	200,000	200	99,800	-	-	100,000
Subscription paid	-	-	-	69,500	-	69,500
Net loss	-	-	-	-	(298,721)	(298,721)
	-------------------------------------------	----------------------------------------	-------------------------------------------	-------------------------------------------	----------------------------------------	----------------------------------------
Balance, 12/31/01	5,146,846	$5,147	$1,280,713	$-	$(941,435)	$344,425
	-------------------------------------------	----------------------------------------	-------------------------------------------	-------------------------------------------	----------------------------------------	----------------------------------------

See auditors' report and notes to consolidated financial statements.

VIASTAR HOLDINGS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock, $0.001 par value -------------------------------------------------------------------------------------------------------		Additional Paid-In Capital ---------------------------------------------	Encumbrance/Subscription Receivable --------------------------------------------	Accumulated Deficit During Development Stage ---------------------------------------------	Total Stockholders' Equity (Deficit) ---------------------------------------------

	Shares ---------------------------------------------	Amount ---------------------------------------------
Balance, 12/31/01	5,146,846	$5,147	$1,280,713	$-	$(941,435)	$344,425
Net loss	-	-	-	-	(532,354)	(532,354)
	---------------------------------------------	---------------------------------------------	---------------------------------------------	--------------------------------------------	---------------------------------------------	---------------------------------------------
Balance, 12/31/02	5,146,846	5,147	1,284,713	-	(1,473,789)	(187,929)
Issuance of shares for investment ($0.17)	3,500,000	3,500	591,500	-	-	595,000
Issuance of shares as security on note payable ($0.17)	2,000,000	2,000	338,000	-	-	340,000
Issuance adjustment			(2,435)	-	-	(2,435)
Encumbrance-pledge securities ($0.17)	-	-	-	(340,000)	-	(340,000)
Net loss for the six months ended June 30, 2003	-	-	-	-	(190,122)	(190,122)
	---------------------------------------------	---------------------------------------------	---------------------------------------------	--------------------------------------------	---------------------------------------------	---------------------------------------------
Balance, 06/30/03	10,646,846	$10,647	$2,211,778	$(340,000)	$(1,663,911)	$214,514
	============================	============================	============================	===========================	============================	============================

See auditors' report and notes to consolidated financial statements.

VIASTAR HOLDINGS, INC. AND SUBSIDIARIES
Notes to consolidated financial statements

1. Business

For the six months ended June 30, 2003, ViaStar Holdings, Inc. and subsidiaries (the "Company" or "ViaStar") was a development stage company in the pursuit of business opportunities in the United States as well as in Europe (see Note 14 - Subsequent Events (Unaudited)). As of June 30, 2003 the Company operated in one reportable segment.

2. Summary of Significant Accounting Policies

Organization

ViaStar Holdings, Inc. (the "Company" or "ViaStar") was organized January 6, 1993, under the laws of the State of Nevada, as Lotus Enterprises, Inc. On April 6, 1999, the State of Nevada approved an increase of authorized capital to 50,000,000 common shares. The Company changed its name to ClubCharlie.com, Inc. and acquired the screenplay and rights to "The Misadventures of Charlie Chance." The Company on January 22, 2001 changed its name to ViaStar Holdings, Inc. to reflect the change in its business model and corporate structure.

Principles of consolidation

The accompanying consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of three wholly owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consists of cash, cash equivalents and trade receivables. The Company invests available cash in money market securities of high-credit-quality financial institutions. The Company had no cash or cash equivalents as of June 30, 2003 and December 31, 2002.

Intangible assets and goodwill

In January 2002, the Company adopted Statement of Financial Standards No. 142 ("SFAS 142"), which requires the discontinuance of amortization of goodwill and certain intangible assets with indefinite useful lives. SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite life be reviewed for impairment upon the initial adoption of SFAS 142 and annually thereafter. The Company performed its initial impairment review in January 2002 and annually performs its impairment review in the fourth quarter of every year. Other intangibles with finite lives will in the future be amortized over their estimated useful lives.

Prior to the adoption of SFAS 142, goodwill was to be amortized on a straight-line basis over 15 years while other intangibles were to be amortized over their estimated useful lives that usually ranged from two to fifteen years.

Long-lived assets

Long-lived assets are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at the lowest level at which net cash flows can be directly attributable to long-lived assets. For any assets identified as impaired, the Company measures the impairment as the amount by which the carrying value of the asset exceeds the fair value of the asset. In estimating the fair value of the asset, management utilizes a valuation technique based on the present value of expected future cash flows.

Accrued expenses

The Company routinely accrues for various costs and expenses for which it has received goods or services, but for which it has not been invoiced. Typically, accrued expenses include such items as salaries and related taxes, and sales and use taxes for which amounts are readily determinable and significant estimates are not necessary. Various other expenses are accrued from time to time based on the estimated costs of those goods or services.

Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the six months in which those temporary differences are expected to be recovered or settled. Income tax expense (benefit) is comprised of the tax payable (receivable) for the period and the change in deferred income tax assets and liabilities during the period. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Earnings per share

SFAS No. 128, "Earnings per Share," requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per common share are calculated by dividing the net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the effect of potentially dilutive securities using the treasury stock method.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive income

For the six months ended June 30, 2003 and 2002, the Company did not have any reportable components of other comprehensive income as defined in Statement of Financial Accounting Standards No. 130. Therefore, statements of comprehensive income have not been presented for the periods presented.

Segment reporting

Management reviews the operating results of the Company's subsidiaries for the purpose of making operating decisions and assessing performance. Based on the aggregation criteria in Statement of Financial Accounting Standards No. 131, the Company has aggregated the results of all its subsidiaries into one reportable segment.

Fair value of financial instruments

The carrying value of cash and cash equivalents, patient receivables, accounts payable and accrued expenses approximate their fair value based on the short-term nature of these accounts. Long-term debt and capital lease obligations bear interest at fixed rates, and their fair value was estimated using a discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Company's long-term debt and capital lease obligations approximated fair value at June 30, 2003 and December 31, 2002.

New accounting pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting For Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. The adoption of SFAS 143 did not have a material impact on the Company's consolidated financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company's consolidated financial position or results of operations.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and for reporting of discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial position or results of operations.

In November 2001, the FASB announced Emerging Issues Task Force No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expense Incurred" ("EITF D-103"), which should be applied in financial reporting periods beginning after December 15, 2002. The announcement requires companies to characterize reimbursements received for out-of-pocket expenses as revenues in the consolidated statements of operations. The adoption of EITF D-103 did not have a material effect on the Company's consolidated financial position or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses. SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. The adoption of SFAS 145 did not have a material effect on the Company's consolidated financial position or result of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002. The Company is not subject to any guarantees that require the recognition provisions of FIN 45.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS 148"), which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for voluntary changes to the fair value based method made in fiscal year beginning after December 15, 2003. The adoption of SFAS 148 did not have a material impact on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in fiscal 2004 for all other variable interest entities. The Company expects that the provisions of FIN 46 will not have a material impact on its consolidated financial position or results of operations upon adoption since the Company currently has no variable interest entities.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity"(" SFAS 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company's third quarter or July 1, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principal for financial instruments created before the issuance date of the statement and still existing at July 1, 2003. Restatement is not permitted. The Company expects that the provisions of SFAS 150 will not have a material impact on its consolidated financial position or results of operations upon adoption.

3. Screenplay Rights

The Company transferred its rights to the screenplay "The Misadventures of Charlie Chance" to All4 Entertainment, Inc. ("All4") in exchange for 100% of its issued and outstanding common stock. The Company plans to market and promote the screenplay and ancillary products through All4.

4. Goodwill and Intangible Assets

During July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 was effective January 1, 2002 and required that goodwill and certain intangible assets remain on the balance sheet and may not be amortizable for financial reporting purposes. On an annual basis, or when there is reason to suspect that goodwill and certain intangible asset values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company complies with the periodic impairment test procedures required as outlined in SFAS 142.

5. Investment

The Company on April 23, 2003 acquired the rights to purchase Moving Pictures International Ltd, ("MPI") a leading entertainment news magazine. The Company issued 3,500,000 shares of common stock, par value $0.001 to the seller of MPI. The Company completed the acquisition of MPI subsequent to June 30, 2003. The acquisition will be accounted for under the purchase method of accounting. Results of operation since the date of acquisition will be included in the consolidated financial statements (see Note 14-Subsequent Events (Unaudited)). Total investment into MPI including the assumption of liabilities is approximately $1,200,000. The transaction was denominated in the English pound (₤) converted to the US dollar ($). No foreign currency translation adjustment was necessary.

6. Notes Receivable

The Company during the year ended December 31, 2001 issued 3,000,000 shares of common stock to an affiliate of a former officer and a director and 500,000 shares of common stock to an officer and director of the Company secured recourse note receivables in the amount of $300,000 and $50,000, accruing interest at 4.5% per annum, respectively. During the six months ended June 30, 2003 the Company settled the $50,000 note receivable and accrued interest to an officer and director of the Company recognizing payment of accrued salary to the officer and director. The Company believes that it will successfully negotiate the settlement of the $300,000 note receivable and accrued interest to an affiliate of a former officer and director recognizing payment on accounts payable and accrued salary (see Note 7 - Amounts Due Officers and Directors).

7. Amounts Due Officers and Directors

The Company records for various costs and expenses, which have been paid for by its officer and directors. The Company requires the submission of approved expense reports or documentation of monies forwarded or advanced to the Company. The Company also records the accrual of officer's salaries and related taxes, which are included in the amounts due officers and directors. Various other expenses paid by officers and directors are accrued from time to time based on the estimated costs of goods or services paid. Amounts due to officers and directors include, $411,000 and $320,000 of accrued officers salary as of June 30, 2003 and December 31, 2002, respectively. The Company believes through the negotiations and settlement with an affiliate of a former officer and director that the Company will retire a significant portion of the amounts due to officers and directors (see Note 6 - Notes Receivable).

8. Related Party Advances

Related party advances consisted of the following:

----------------------------------------------------------------------------------------------------------------------------------------------
	-----------------------------------------
	June 30, 2003	December 31, 2002
----------------------------------------------------------------------------------------------------------------------------------------------
Related party payable to a family trust of an officer of the Company, post June 30, 2003 converted into a note payable, secured by common stock of the Company, due June 30, 2005, with interest rate of 10.0%, payable in monthly installments of $6,000, principal and interest.	$253,233	$-
----------------------------------------------------------------------------------------------------------------------------------------------
Related party payable to a relative of a former officer of the Company, during the six months ended June 30, 2003 assumed by the former officer with reclassification as amount due to officer.	-	51,002
	-----------------------------------------
Related party payables	$253,233	$51,002
----------------------------------------------------------------------------------------------------------------------------------------------

The Company is currently negotiating the modification of the note payable encumbered by common stock at June 30, 2003. Management believes that this note payable and other note payables entered into after June 30, 2003 will be restructured with terms and conditions favorable to the Company.

9. Capital Structure

ViaStar on April 6, 1999 amended its Articles of Incorporation to effect a change in its capital structure. The Amended Articles of Incorporation authorized an increase from 25,000,000 to 50,000,000 shares of capital stock consisting of 50,000,000 shares of common stock, par value $0.001. There were no other classes of stock authorized.

Subsequent to June 30, 2003, the Company's Board of Directors resolved to create a new class of equity - "Series A" Convertible Preferred, par value $0.001, convertible into 1 share of common stock, par value $0.001. The Series A preferred stock is to be used in the completion of the merger with Level X Media Corporation ("Level X") (see Note 14-Subsequent Events (Unaudited)).

10. Common Stock Transactions

The Company did not authorize nor issue any shares of common stock during the year ended December 31, 2002.

During April 2003, the Company authorized the issuance of 3,500,000 shares of common stock to the seller of MPI (see Note 5 - Investment). During May 2003, the Company's Board of Directors improperly issued 5,000,000 and rescinded 3,000,000 shares of common stock, respectively. A net increase of 2,000,000 shares of common stock was added to the Company's total issued and outstanding capital. Concurrently with the improper issuance and rescission of shares of common stock, the Company' Board of Directors cancelled the issuance of 5,000,000 shares and reinstated the 3,000,000 share issuance. The Company's Board of Directors is pursuing administrative actions against the purveyor of these issuances seeking monetary damages. Additionally during June 2003, the Company authorized and issued to an affiliate of an officer and director of the Company 2,000,000 shares of common stock. These shares were issued as payment to secure additional financing to acquire MPI and assets. The 2,000,000 shares of common stock are encumbered by a related party advance in the amount of $253,233 and subject to certain provisions relating to repayment (see Note 9 - Related Party Advances).

11. Encumbrances

As of June 30, 2003, the Company encumbered 2,000,000 shares of common stock (stated value of $340,000) with a related party payable of $253,233 (see Note 9 - Related Party Advances). The funds were advanced from an affiliate of an officer and director of the Company to settle obligations of Moving Pictures International. The affiliate advanced these monies with the condition (1) that the short-term advance is secured by the issuance of 2,000,000 shares of common stock of the Company, (2) in the event the Company could not repay the monies advanced the affiliate would take clear title to the issuance of common stock. Subsequent to the six month period ended June 30, 2003 the Company negotiated the following, (1) the Company has the right to pay the entire balance prior to 24 months and the affiliate will return 50% of the shares issued, (2) in the event the Company fails to pay the entire balance, the shares will be returned on a pro-rata basis. The following is an estimate of the deferred costs associated with the transaction:

-----------------------------------------------------------------------------------------------------------------------------------------------
	# Shares returned to capital	Deferred interest charge
	--------------------------	----------------------------
Payment prior to term	1,000,000	$170,000

Payment not made prior to term	Not determined	Not determined
-----------------------------------------------------------------------------------------------------------------------------------------------

12. Commitments and Contingencies

The Company prior to December 31, 2002 subleased office space for its corporate offices. The sublease was on a month-to-month term. The Company subleased the premises from a related party. The monthly rental expense was $650, market rate for the premises.

From time to time, ViaStar or its subsidiaries are defendants in legal actions involving claims arising in the normal course of business. The Company believes that, as a result of its legal defenses, it is remote that the ultimate resolution of these actions will have a material effect on the financial condition, results of operations or cash flows of the Company taken as a whole.

13. Income Taxes

Provision for income taxes for the six month ended June 30, 2003 and 2002 consists solely of the minimum California franchise tax due for the Company.

Deferred tax asset and valuation allowance as of June 30, 2003 and December 31, 2002 are as follows:

------------------------------------------------------------------------------------------------------------------------------------------------
	----------------------------------------------------------
	June 30, 2003	December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
Loss carry forwards	$382,828	$320,088
Other accrued expenses	-	-
	----------------------------------------------------------

Valuation allowance	(382,828)	(320,088)
	----------------------------------------------------------
Deferred assets, net	$-	$-
------------------------------------------------------------------------------------------------------------------------------------------------

As of June 30, 2003, the Company had net operating loss carry-forwards totaling approximately $1,131,457 for federal and $565,729 for state, before any limitations. The carry-forwards expire through 2021 for federal and 2006 for state.

The realization of any future income tax benefits from the utilization of net operating losses may be severely limited. Federal and state tax laws contain complicated change of control provisions (generally when a more than 50 percent ownership change occurs within a three-year period), which, if triggered, could limit or eliminate the use of the Company's net operating loss carry-forwards.

14. Subsequent Events (Unaudited)

*

During July 2003, the Company completed the acquisition of MPI along with all the related equipment and obligations for approximately $1,200,000 in cash and common stock. The acquisition will be accounted for under the purchase method of accounting. Results of operation since the date of acquisition will be included in the consolidated financial statements. The Company will also be subject to the provisions SFAS 142, which requires that goodwill be reviewed for impairment upon the initial adoption of SFAS 142 and annually thereafter.

*

The Company is in negotiations to restructure the notes payable with an affiliate of an officer and director of the Company. Through these negotiations, the Company believes that it will retire a portion of the $700,000 in debt in exchange for a portion of the 7,000,000 shares of common stock encumbered by these loans (see Note 9 - Related Party Advances and Note 11 - Encumbrances).

*

Additionally, during July 2003, the Company completed its merger with Level X whereby the Company issued 1,500,000 shares of common stock, par value $0.001 and 9,150,000 shares of Series A, Preferred convertible stock, par value $0.001 for all of its issued and outstanding shares. The Company moved its operations to Phoenix, Arizona in order to consolidate its activities and operational control.

15. Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred approximately $1,664,000 in losses since inception. This, as well as the risks associated with raising capital through the issuance of equity and/or debt securities, creates uncertainty as to the Company's ability to continue as a going concern.

Management believes that the above problems are being resolved and plans to address its going-concern issue through the following:

*	Expanding or increasing its distribution of products and services through its newly acquired subsidiaries;
*	Expanding market presence through selective acquisitions or the merger of, with established media and entertainment companies;
*	Raising capital through the sale of debt and/or equity securities; and,
*	Settling outstanding debts and accounts payable, when possible, through the reorganization or recapitalization of obligations with either longer terms or the issuance of debt and/or equity securities.

There can be no assurance that the Company will be successful in its efforts to increase sales of its products or services and to issue debt and/or equity securities for cash or as payment for outstanding obligations.

Capital-raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. Subsequent to June 30, 2003, the Company secured capital through the issuance of equity securities totaling $76,000 in the aggregate and borrowed an additional $400,000 under the terms of the encumbered common stock transaction (see Note - Related Party Payables).

The ability of the Company to continue as a going concern is dependent upon its success in obtaining additional sources of capital, and attaining sufficient growth in its customer base and services to enable it to achieve future profitability. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.