Form 10QSB
period 2003-09-30
VIASTAR HOLDINGS INC
filed 2003-11-25
CIK 1098226

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

Securities registered pursuant to Section 12(g) of the Act:

Title of each class Common Stock, $.001 par value per share	Name of each exchange on which registered Over the counter - Bulletin Board

Securities registered under Section 12(b) of the Exchange Act: None

Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of November 17, 2003: Common stock, $0.001 par value - 24,486,646

Transitional Small Business Disclosure Format Yes |X| No | |

---------------------------------------------------------------------------------------------------------------------

TABLE OF CONTENTS

---------------------------------------------------------------------------------------------------------------------

PART I

Item 1.    Financial Statements

Note Regarding Forward-Looking Statements

This Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "should," "estimates," "projects," or similar terms, variations of such terms or the negative of such terms, or by discussion of strategies or trends. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties, which could cause actual results to differ materially from those, described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors, which could cause such results to differ materially from those described in the forward-looking statements, include those set forth within, or incorporated by reference into this Form 10-QSB. You are encouraged to refer to the Company's Form 10-KSB's filed for the year ended December 31, 2002 and the transition period ended June 30, 2003 for a detailed discussion of these factors.

---------------------------------------------------------------------------------------------------------------------

VIASTAR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2003 (unaudited)	June 30, 2003
ASSETS
Current assets:
Cash	$21,938	$-
Employee advances	9,255	-
Accounts receivable, net	155,924	-
Due from Moving Pictures International	12,750	-
Note receivable	78,000	-

Total current assets	277,867	-

Inventory	1,070,179	-

Property and equipment, net of accumulated depreciation of $375,260 and none as of September 30, 2003 and June 30, 2003	7,129,933	-

Organization costs	2,000	2,000
Screenplay rights, at cost	100,000	100,000
Artist agreements, net	782,250	-
Retail distribution rights, net	1,136,850	-
Goodwill	1,011,750	-
Investment in Moving Pictures International	642,233	595,000
Deposits and other	6,000	-
Notes receivable	-	581,430

Total assets	$12,159,062	$1,278,430

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$205,198	$328,167
Amounts due officers and directors, including salaries	47,646	482,516
Related party advances	-	253,233
Notes payable	155,000	-

Total current liabilities	407,844	1,063,916

Deferred income program rights	735,000	-

Total liabilities	1,142,844	1,063,916

Stockholders' equity:

Common stock, $0.001 par value; (50,000,000 shares authorized; shares issued and outstanding- 23,328,096 and 10,646,846 at September 30, 2003 and June 30, 2003, respectively)	23,238	10,647
Additional paid-in capital	13,766,168	2,207,778
Encumbrances (No shares and 2,000,000 shares, $0.001 par value common stock at September 30, 2003 and June 30, 2003, respectively)	-	(340,000)
Deficit accumulated post development stage	(1,109,277)	-
Deficit accumulated during development stage	(1,663,911)	(1,663,911)

Total stockholders' equity	11,016,218	214,514

Total liabilities and stockholders' equity	$12,159,062	$1,278,430

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------

VIASTAR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,
	2003	2002

Revenues:
Magazine advertising revenue	$78,646	$-
Music publishing revenue	62,835	-

Total revenue	141,481	-

Cost of goods sold:
Magazine advertising	31,413	-
Music publishing	33,858	-

Total cost of goods sold	65,271	-

Gross margin	76,210	-

Selling, general and administrative expenses:
Compensation expense	50,804	75,000
Professional and consulting fees	458,822	22,500
Depreciation and amortization	375,260	-
Administrative overhead expense	43,002	27,939

Total selling, general and administrative expenses	927,898	125,439

Loss from operations	(851,688)	(125,439)

Other income and (expense):
Interest expense, net of interest income of none and $16,079	(16,599)	16,079
Loss on sale of majority interest in Moving Pictures International	(240,000)	-

Total other income and (expense)	(256,599)	16,079

Loss before income taxes	(1,108,277)	(109,360)

Income taxes	1,000	-

Net loss	$(1,109,277)	$(109,360)

Earnings (loss) per common share:
Basic and fully diluted	$(0.06)	$(0.02)

Weighted average number of shares	19,369,659	5,146,846

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------

VIASTAR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended September 30,
	2003	2002
Operating activities:
Net loss	$(1,109,277)	$(109,360)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	375,260	-
Loss on sale of non-affiliate	240,000	-
Common stock issued for services	330,000	-
Changes in operating assets and liabilities
Interest receivable	-	(16,079)
Accounts receivable	(42,196)	-
Due from Moving Pictures International	(12,750	-
Deposits	(6,000)	-
Employee advances	(1,973)	-
Accounts payable	107,596	40,257
Due to officers and directors	25,000	85,752

Net cash used in operating activities	(94,340)	578

Investing activities:
Purchase of furniture and equipment	(8,722)	-
Organization and development costs	-	-

Net cash used in investing activities	(8,722)	-

Financing activities:
Related party advances	100,000	5,804
Proceeds from the issuance of common stock	25,000	-

Net cash provided by financing activities	125,000	5,804

Net increase (decrease) in cash	21,938	6,382
Cash, beginning of period	-	-

Cash, end of period	$21,938	$6,382

Supplemental disclosure of cash flow information:
Income taxes	$-	$-
Interest	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Investment in Moving Pictures International	$47,233	$-
Note receivable settlement	$700,000	$-
Accrued salary settlement and other officer expenses	$475,000	$-
Assets acquired in merger agreement	$10,650,000	$-
Debt relief through the issuance of stock	$112,500	$-

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------

VIASTAR HOLDINGS, INC. AND SUBSIDIARIES
Notes to consolidated financial statements

1. Summary of Significant Accounting Policies

Organization

ViaStar Holdings, Inc. (the "Company" or "ViaStar") was organized January 6, 1993, under the laws of the State of Nevada, as Lotus Enterprises, Inc. On April 6, 1999, the State of Nevada approved an increase of authorized capital to 50,000,000 common shares. The Company changed its name to ClubCharlie.com, Inc. and acquired the screenplay and rights to "The Misadventures of Charlie Chance." The Company on January 22, 2001 changed its name to ViaStar Holdings, Inc. to reflect the change in its business model and corporate structure. The Company on July 18, 2003 entered into an agreement and plan of merger with Level X Media Corporation ("Level X") to acquire all of the issued and outstanding shares for a combination of shares of common stock and preferred stock of the Company. The surviving entity continued to exist as ViaStar Holdings, Inc. or the Company and the business operations and management of the Company were transferred and moved to Phoenix, Arizona.

Basis of presentation

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position at September 30, 2003 and June 30, 2003, and the consolidated results of operations for the three-month periods ended September 30, 2003 and 2002 and the consolidated cash flows for the three-month periods ended September 30, 2003 and 2002. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

Certain notes and other information have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the 2002 Annual Report and 2003 Transition Report, which have been incorporated by reference, as well as the Form 8-K filed on July 17, 2003 indicating the merger between Level X and the Company. Certain information in the financial statements and notes has been reclassified to conform to current period presentation.

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

Accounts receivable

The Company sells entertainment media products to various national retail chains through distributors, primarily located throughout the United States, during the normal course of business. The Company receives most if its sales receipts within a 90-day term. Total sales are determined when the retailer scans the product at point of purchase.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consists of cash, cash equivalents and trade receivables. The Company invests available cash in money market securities of high-credit-quality financial institutions. The Company had approximately $22,000 in cash or cash equivalents as of September 30, 2003 and none as of June 30, 2003.

Intangible assets and goodwill

In January 2002, the Company adopted Statement of Financial Standards No. 142 ("SFAS 142"), which requires the discontinuance of amortization of goodwill and certain intangible assets with indefinite useful lives. SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite life be reviewed for impairment upon the initial adoption of SFAS 142 and annually thereafter. The Company performed its initial impairment review in January 2002 and will annually perform its impairment review in the fourth quarter of every year. Other intangibles with finite lives will be amortized over their estimated useful lives.

Prior to the adoption of SFAS 142, goodwill was to be amortized on a straight-line basis over 15 years while other intangibles were to be amortized over their estimated useful lives that usually ranged from two to fifteen years.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs include any material, labor and manufacturing overhead incurred by the Company.

---------------------------------------------------------------------------------------------------------------------

Property and equipment

Property and equipment is stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Assets under capital leases are depreciated by the straight-line method over the shorter of the lease term or the useful lives of the assets. The Company's policy is to evaluate the remaining lives and recoverability in light of current conditions. It is at least reasonably possible that the Company's estimates of lives and recoverability will change.

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

Revenue recognition

Revenue from product sales is generated when the product is scanned by the retailer or when advertisements are placed with the Company. The period of time from initial order to final shipment of the product typically ranges from thirty to forty five days. Revenue is recognized when the retailer scans the product at the point of purchase.

Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the three months in which those temporary differences are expected to be recovered or settled. Income tax expense (benefit) is comprised of the tax payable (receivable) for the period and the change in deferred income tax assets and liabilities during the period. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

Comprehensive income

For the three months ended September 30, 2003 and 2002, the Company did not have any reportable components of other comprehensive income as defined in Statement of Financial Accounting Standards No. 130. Therefore, statements of comprehensive income have not been presented for the periods presented.

Segment reporting

Management reviews the operating results of the Company's subsidiaries for the purpose of making operating decisions and assessing performance. Based on the aggregation criteria in Statement of Financial Accounting Standards No. 131, the Company has aggregated the results of all its subsidiaries into one reportable segment. The Company recognized income from its publishing operations during the entire period the Company had a majority ownership in Moving Pictures International ("MPI"). Pursuant to negotiations and settlement with the encumbered note holder the Company negotiated the sale of an 80% controlling interest in MPI on September 26, 2003.

---------------------------------------------------------------------------------------------------------------------

Fair value of financial instruments

The carrying value of cash and cash equivalents, patient receivables, accounts payable and accrued expenses approximate their fair value based on the short-term nature of these accounts. Long-term debt and capital lease obligations bear interest at fixed rates, and their fair value was estimated using a discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Company's long-term debt and capital lease obligations approximated fair value at September 30, 2003 and June 30, 2003.

2. Inventories

Inventories at September 30, 2003 and June 30, 2003 are summarized as follows:

	September 30, 2003	June 30, 2003

Raw materials	$-	$-
Work-in-process	-	-
Finished goods	1,070,179	-

Inventory	$1,070,179	$-

3. Property and Equipment

Property and equipment at September 30, 2003 and June 30, 2003 are summarized as follows:

	September 30, 2003	June 30, 2003

Equipment and furniture	$5,855,193	$-
Studio equipment	1,650,000	-
Leasehold improvements	-	-

	7,505,193	-
Less accumulated depreciation	375,260	-

Property and equipment, net	$7,129,933	$-

Depreciation expense was $375,260 and none for the three months ended September 30, 2003 and 2002, respectively.

4. Screenplay Rights

The Company transferred its rights to the screenplay "The Misadventures of Charlie Chance" to its wholly owned subsidiary All4 Entertainment, Inc. ("All4") in exchange for 100% of its issued and outstanding common stock. The Company plans to market and promote the screenplay and ancillary products through All4.

5. Artist Agreements

The Company received the rights to several artist agreements in its merger with Level X. The artist agreements have an approximate fair value of $56,250 each based on industry standards. The Company plans to market and promote the artists and music through its distribution channels (see Note 6-Retail Distribution Rights).

6. Retail Distribution Rights

The Company received the rights to a national distribution agreement with the former Electric Kingdom Distribution group in its merger with Level X. The distribution agreement allows the Company to distribute its media and entertainment products on the shelves of approximately 20,000 retail stores worldwide. The Company plans to utilize this distribution network for its music products as well as various other media and entertainment products.

---------------------------------------------------------------------------------------------------------------------

7. Goodwill and Intangible Assets

During July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 was effective January 1, 2002 and required that goodwill and certain intangible assets remain on the balance sheet and may not be amortizable for financial reporting purposes. On an annual basis, or when there is reason to suspect that goodwill and certain intangible asset values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company complies with the periodic impairment test procedures required as outlined in SFAS 142. Goodwill as of September 30, 2003 approximates $1,011,750, the difference between the price paid for Level X in its merger and the fair value of the net assets acquired in the transaction. The Company does not believe that any impairment of goodwill or other intangibles is necessary at this time.

8. Investment and Sale of Majority Interest

The Company on April 23, 2003 acquired the rights to purchase Moving Pictures International Ltd, ("MPI") a leading entertainment news magazine. The Company issued 3,500,000 shares of common stock, par value $0.001 in connection with the purchase. The Company completed the acquisition during July 2003. The acquisition of MPI was accounted for under the purchase method of accounting. Total investment into MPI by the Company including the assumption of liabilities was approximately $1,200,000. The transaction was denominated in the English pound (₤) converted to the US dollar ($). No foreign currency translation adjustment was necessary. The Company on September 26, 2003 sold an 80% controlling interest in MPI to Rhiannon Holdings, Inc. The purchase price paid by the buyer was the assumption of a $700,000 note payable, the return of seven million (7,000,000) shares of common stock of the Company pledged as collateral on this note, and the new issuance of two million (2,000,000) shares of common stock of the Company with a stated value of $340,000, with the Company retaining a 20% dilutive ownership interest in MPI. In addition to retaining a 20% interest in MPI the Company also receives the right to collect 20% of the net revenues of MPI.

9. Notes Receivable

The Company during the year ended December 31, 2001 issued 3,000,000 shares of common stock to an affiliate of a former officer and director and 500,000 shares of common stock to an officer and director of the Company secured recourse note receivables in the amount of $300,000 and $50,000, accruing interest at 4.5% per annum, respectively. Prior to June 30, 2003 the Company settled the $50,000 note receivable and accrued interest to an officer and director of the Company recognizing payment of accrued salary to the officer and director. Prior to September 30, 2003 the Company settled the $300,000 note receivable and accrued interest to an affiliate of a former officer and director recognizing payment on accounts payable and accrued salary in excess of $330,000 (see Note 10 - Amounts Due Officers and Directors). The Company additionally through its merger with Level X as of September 30, 2003 had a short-term note receivable with a distributor of its music products in the amount of $78,000.

10. Amounts Due Officers and Directors

The Company records for various costs and expenses, which have been paid for in the normal course of business by its officers and directors. The Company accordingly requires the submission of approved expense reports or documentation of monies forwarded or advanced to the Company on a timely basis. The Company also records the accrual of officer's salaries and related taxes, which are included in the total amounts due officers and directors. Additionally, various other expenses paid by officers and directors are accrued from time to time based on the estimated costs of goods or services paid. Amounts due to officers and directors include, none and $411,000 of accrued officers salary as of September 30, 2003 and June 30, 2003, respectively. The Company through the negotiations and settlement retired approximately $400,000 in amounts due to officers and directors (see Note 9 - Notes Receivable).

11. Related Party Advances

Related party advances as of September 30 and June 30, 2003 consisted of the following:

	September 30, 2003	June 30, 2003

Related party payable to a family trust of an officer of the Company, post September 30, 2003 converted into a note payable, secured by common stock of the Company, due September 30, 2005, with interest rate of 10.0%, payable in monthly installments of $6,000, principal and interest.	$-	$253,233

---------------------------------------------------------------------------------------------------------------------

The Company through the sale of an 80% ownership interest in MPI was able to remove approximately $700,000 in debt and the return of pledged shares that approximated $1,490,000 in value. Management believes the sale of the controlling interest in MPI was on terms and conditions favorable to the Company.

12. Capital Structure

ViaStar on April 6, 1999 amended its Articles of Incorporation to effect a change in its capital structure. The Amended Articles of Incorporation authorized an increase from 25,000,000 to 50,000,000 shares of capital stock consisting of 50,000,000 shares of common stock, par value $0.001. There were no other classes of stock authorized.

Subsequent to June 30, 2003, the Company's Board of Directors resolved to create a new class of equity - "Series A" Convertible Preferred, par value $0.001, convertible into 1 share of common stock, par value $0.001. The Series A preferred stock was to be issued in completion of the terms of the merger with Level X. As of September 30, 2003 the Board of Directors resolved to modify the terms of the merger agreement with Level X and issued 9,150,000 shares of common stock of the Company as part of the purchase pursuant to the terms of the merger. The preferred stock's stipulated value pursuant to the terms of the merger was to approximate $9,150,000; the Company's Board of Directors as of September 30, 2003 has not resolved the issue as to total value of capital issued as stated within the merger agreement.

13. Encumbrances and Related Party Transactions

During the three month period ended September 30, 2003, the Company encumbered 7,000,000 shares of common stock (stated value of $1,490,000) with a related party payable of $700,000 (see Note 11 - Related Party Advances). The funds were advanced from an affiliate of a former officer and director of the Company to settle outstanding obligations of MPI in the amount of $600,000 and a direct loan to the Company in the amount of $100,000. The affiliate advanced these monies with the condition (1) that the short-term advances are secured by the issuance of 2,000,000 shares of common stock of the Company (which occurred prior to June 30, 2003) and the issuance of 5,000,000 shares of common stock of the Company (which occurred prior to September 30, 2003), (2) in the event the Company could not repay the monies advanced the affiliate would take free and clear title to the common stock. Prior to the sale of the 80% ownership interest in MPI the Company negotiated the following, (1) the Company had the right to pay the entire balance prior to 24 months and the affiliate would return 50% of the shares issued, and (2) in the event the Company failed to pay the entire balance, the shares would be returned on a pro-rata basis based upon dollar value. The following was an approximation of the deferred interest costs, of which the Company was able to avoid by the sale of the controlling interest in MPI:

	# Shares returned to capital	Deferred interest charge

Payment prior to term	3,500,000	$790,000

Prior to September 30, 2003 the advances and rights associated with the advances were transferred to and assumed by the Company's former Chairman of the Board, Mr. Genarro Buonocore. The Company entered into a note payable with Mr. Buonocore in the amount of $700,000, with interest payments of $6,000 per month for a period of 24 months, with the remaining principal and interest due and payable on the 24th month. The pledged shares continued to be owned by the affiliate with the obligation pass-thru to Mr. Buonocore. On September 26, 2003 the affiliate entered into an agreement whereby Rhiannon Holdings, Inc. (the affiliate) would purchase a controlling interest in MPI of 80%. The purchase price was as follows, the affiliate would return to the Company, seven million (7,000,000) shares of common stock received as collateral for the advances/note payable, the assumption of all liabilities associated with MPI, the assumption of the $700,000 note payable to Mr. Buonocore and the issuance of two million (2,000,000) shares of common stock with a stated value of $340,000. The Company recognized a loss of $240,000 on the sale of the 80% interest in MPI. The Company believes the transaction entered into with the affiliate and the former Chairman of the Board to have been negotiated in an arms length transaction.

---------------------------------------------------------------------------------------------------------------------

14. Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred approximately $2,773,000 in losses since inception. This, as well as the risks associated with raising capital through the issuance of equity and/or debt securities, creates uncertainty as to the Company's ability to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain matters discussed in this Form 10-QSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, estimates made by management with respect to the Company's critical accounting policies, cancellations of projects, and other factors, including general economic conditions, not within the Company's control. The factors discussed herein and expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Change in Fiscal Year

On August 21, 2003, the Company changed its fiscal year end from December 31st to June 30th. The Company filed the appropriate documents with the Internal Revenue Service to change its year for tax purposes.

Results and Plan of Operations

The Company has financed operations through the sale of Common Stock and through loans from its officers and directors. It is anticipated that the Company film financing will be entirely through outside sources through various financial arrangements. As discussed elsewhere in this report the Company merged with Level X Media Corporation, which the business operations became the operations of the Company. Level X ceased to exist after the merger, which occurred on July 18, 2003. The business of Level X and the acquisition and subsequent disposition of MPI are discussed throughout this report. Managements' discussion and analysis however is the results of operations of the "post-merger" operations for post June 30, 2003 activities and "pre-merger" operations of ViaStar Holdings, Inc. and its subsidiaries prior to June 30, 2003. The "pre-merger" operations were limited to the identification of merger and acquisition opportunities. Management conducted limited activities with respect to other business ventures however without success. The "post-merger" activity of Level X qualifies the Company to cease its development stage designation.

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

---------------------------------------------------------------------------------------------------------------------

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

The following management changes occurred during the three months ended September 30, 2003.

*

Mr. Gennaro Buonocore resigned from the Company as a member of the Board of Directors and Chairman of the Board. Mr. Buonocore will continue to assist the Company in his capacity as an interested shareholder of the Company.

*	Mr. George Malasek assumed the role of Chief Financial Officer.

The Company generated $141,481 in revenues from music and publishing operations during the three months ended September 30, 2003, compared to none for the comparative period ending September 30, 2002. The business operations of Moving Pictures International where included in the consolidated financial statements of the Company for the time period that the Company held a controlling interest. The Company incurred $65,271 in cost of goods sold on revenues generated during the three months ended September 30, 2003, compared to none for the comparative period ending September 30, 2002. The Company recognized a gross profit of $76,210 during the three months ended September 30, 2003, compared to none for the comparative period ending September 30, 2002. The Company believes that the revenues and costs of goods sold will increase significantly as the Company enters into new markets and releases new music products from various new artists under management.

The Company's capital is still very limited. The Company operational costs have continued to be limited even with the operational business acquired through its merger with Level Xs.

Selling, general and administrative expenses were $927,898 for the three months ended September 30, 2003, representing an increase of $802,459, or 640%, as compared to selling, general and administrative expenses of $125,439 for the three months ended September 30, 2002. Compensation expense was $50,804 for the three months ended September 30, 2003; representing a decrease of $24,196, or 32% as compared to compensation expense of $75,000 for the three months ended June 30, 2002. Compensation expense has decreased with new management and consideration rendered pursuant to employment agreements. Professional and consulting fees were $458,822 for the three months ended September 30, 2003 an increase of $436,322, or 1,939%, as compared to professional and consulting fees of $22,500 for the three months ended September 30, 2002. The Company incurred a one time fee of approximately $170,000 in directors compensation due to the issuance of restricted common stock of the Company to a director agreed to and entered into with prior management, $160,000 in marketing costs associated with public and investor relation services of the Company and its music business, and approximately $128,000 in professional legal fees in association with the Company's defense against Mr. Dadon and other individuals alleging obligations due to them and authorized by prior management. The Company has accrued a significant portion of the legal services received from law firm associated with the former shareholders of Level X and therefore to date has not incurred the substantial and enormous cash outlay associated with a proper legal defense. The legal fees and professional time incurred in the defense of the Company and its former management and some members of its current management are estimated to be in excess of $500,000 through to date. Prior management of the Company unfortunately misrepresented material facts about the Company's financial condition and other contingencies that have placed the ability of the Company and its management to conduct business in grave harm. The Company and its current management intend to limit the use of outside consultants, marketing professionals and legal professionals in hopes of conserving capital and further dilution to the shareholders.

Depreciation expense was $375,260 for the three months ended September 30, 2003, as compared to none for the three months ended September 30, 2002. Depreciation expense is recognized on the fair value of the assets that were obtained in the merger with Level X. The Company uses the straight-line method of depreciation.

Interest expense, net of interest income was $16,599 for the three months ended September 30, 2003 as compared to interest income of $16,079 for the three months ended September 30, 2002. The Company during the three-month period ended September 30, 2002 recognized interest income of $16,079 on the notes receivable totaling $350,000 in principal in the aggregate. The Company recognized a loss on sale of majority interest in Moving Pictures International of $240,000 for the three months ended September 30, 2003. The Company believes the sale of a controlling interest in MPI was in the best interest of its shareholders and the Company's business operations as to the potential and apparent conflict in hours of operations due to time zones, the economic and business environment in which Moving Pictures International operates and the general management beliefs of MPI.

---------------------------------------------------------------------------------------------------------------------

As a result of the foregoing factors, we incurred a net loss of $1,109,277 for the three months ended September 30, 2003, as compared to a net loss of $109,360 for the three months ended September 30, 2002. This represents an increase in net loss of $999,917 or 914%. The Company incurred substantial costs in its efforts to clean up the operational problems and corporate practices that were conducted in a manner not conducive to normal business practices. In order to mitigate legal fees and the possibility for future litigation the Company and its management may need to take steps to eliminate certain obstacles that have been placed in the path of the Company.

Liquidity and Capital Resources

For the Three Months Ended September 30, 2003
Net cash used in operating activities	$94,340
Net cash used in investing activities	$8,722
Net cash provided by financing activities	$125,000

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

Net cash used in operating activities was $94,340 for the three months ended September 30, 2003, representing an increase in the use of cash of $93,762 from $578 for the three months ended September 30, 2002.

Net cash used in investing activities was $8,722 for the three months ended September 30, 2003, representing an increase in use of cash of $8,722 from none for the three months ended September 30, 2002. The Company purchased some equipment in order to enhance its business.

Net cash provided by operating activities was $125,000 for the three months ended September 30, 2003, representing an increase in the provision of cash of $119,196 from $5,804 for the three months ended September 30, 2002. The Company borrowed $100,000 from a former officer and director of the Company in order to pay the obligations of the Company and received $25,000 in proceeds from the sale of restricted securities.

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

Concentration of credit risk. Financial instruments that potentially subject the Company to a concentration of credit risk principally consists of cash, cash equivalents and trade receivables. The Company invests available cash in money market securities of high-credit-quality financial institutions. The Company had approximately $22,000 in cash or cash equivalents as of September 30, 2003 and none as of June 30, 2003.

---------------------------------------------------------------------------------------------------------------------

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

Income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the three months in which those temporary differences are expected to be recovered or settled. Income tax expense (benefit) is comprised of the tax payable (receivable) for the period and the change in deferred income tax assets and liabilities during the period. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

Comprehensive income. For the three months ended September 30, 2003 and 2002, the Company did not have any components of other comprehensive income as defined in Statement of Financial Accounting Standards No. 130. Therefore, statements of comprehensive income have not been presented.

Segment reporting. Management reviews the operating results of the Company's subsidiaries for the purpose of making operating decisions and assessing performance. Based on the aggregation criteria in Statement of Financial Accounting Standards No. 131, the Company has aggregated the results of all its subsidiaries into one reportable segment.

Fair value of financial instruments. The carrying value of cash and cash equivalents, patient receivables, accounts payable and accrued expenses approximate their fair value based on the short-term nature of these accounts. Long-term debt and capital lease obligations bear interest at fixed rates, and their fair value was estimated using a discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Company's long-term debt and capital lease obligations approximated fair value at September 30, 2003 and June 30, 2003.

Going concern. As discussed in the accompanying consolidated financial statements and results of operations contained in the management's discussion and analysis section, the Company and its subsidiaries have incurred approximately $2,773,000 in losses since inception. This, as well as the risks associated with raising capital through the issuance of equity and/or debt securities, creates uncertainty as to the Company's ability to continue as a going concern.

---------------------------------------------------------------------------------------------------------------------

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

Currency Risk

One of the Company's former business operations is denominated in foreign currency. The Company believes that any adverse fluctuation in the foreign currency markets relating to these operations will not result in any material adverse effect on the Company's financial condition or results of operations.

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

As of September 30, 2003, the date of the quarterly report, the Company had two operating subsidiaries; All4Entertainment, Inc. and Picture Perfect Releasing, Inc. As of the date of this report, the Company had three operating subsidiaries; All4Entertainment, Inc., Picture Perfect Releasing, Inc, and Moving Pictures International. A significant portion of the business operations of the Company will be conducted by the former business operations of Level X and its Electric Kingdom Distribution division as described throughout this quarterly report filed on Form 10-QSB. The financial statements included herewith are the consolidated financial statements of the Company and its two subsidiaries as of September 30, 2003.

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

---------------------------------------------------------------------------------------------------------------------

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

Subsidiaries

Moving Pictures International ("MPI"). Acquired subsequent to June 30, 2003, and a controlling interest sold on September 26, 2003 (see notes to financial statements), British movie trade publisher, MPI, is a leading entertainment news magazine established circa 1990. MPI operates in the film business-to-business publishing sector, specializing in daily publishing at film festivals and markets. Moving Pictures, the magazine, is an established brand within the film industry. The magazine has industry recognition for its strong news quotient and incisive features, delivered with an independent voice, setting it apart from other trade magazines. The Company believes MPI is poised to become a market leader, currently publishing dailies and previews of the Berlin Film Festival, the American Film Market, the Cannes Film Festival, the Moscow Film Festival, the London Film Festival and the Milan Film Festival, as well as television festivals such as Mipcom and MipTV. MPI also publishes a special summer issue, festival guide, and annual film finance guide.

The Company (during the period it owned a controlling interest in MPI) through MPI established and opened a Los Angeles office in order to penetrate the US market. This included the hiring of a seasoned Advertising Director and an Editor for the American market, which strengthened efforts in the United States ("US") and increased revenue for the near term.

MPI's business plan is to create a monthly, core publication that is an authentic trade and consumer entertainment publication. This publication will be distributed to industry professionals, and through select newsstands worldwide. Thus US distribution will dramatically increase through these methods. The publication is expected to become the resource guide for industry insiders, film aficionados, and the affluent consumer.

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

---------------------------------------------------------------------------------------------------------------------

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

Artists marketed by Level X through the label / distribution group include: Willie Nelson, Tim Weisberg, David Benoit, Roy Clark, Above the Clouds with Michael McDonald, Bobby Vee, Kenny Rankin, The St. Petersburg Philharmonic, The London Philharmonic, Moscow String Quartet, Ekaterinburg Classical Trio, Sam Harris, Andreas Klein, Stepfanie Kramer, Cliff Richard, Opie Gone Bad, Sister Sledge, Vespertina, Khani Cole, Above the Cloud, Tony Guerrero, Ed Hamilton, Images, Gregg Karukas, Jeff Kashiwa, Roy Meriwether, Dean Peer, Kim Pensyl, Erotic Liquid Culture, The Elliots, Gardner Cole and Music from God.

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

---------------------------------------------------------------------------------------------------------------------

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

---------------------------------------------------------------------------------------------------------------------

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

In the music industry, a significant market sector that we will focus on will, therefore, be these older consumers. To do so we must recruit the best of those established and highly visible artists with whom this constituency identifies. It is certain that our ability to recruit such recording artists and effectively market to this audience will play a significant role in our success as a company. Management believes that the company will achieve success in achieving these goals for the following reasons:

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

---------------------------------------------------------------------------------------------------------------------

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

---------------------------------------------------------------------------------------------------------------------

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

---------------------------------------------------------------------------------------------------------------------

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

---------------------------------------------------------------------------------------------------------------------

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

Item 3. Controls And Procedures

As of the end of the fiscal quarter to which this report relates (September 30, 2003), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that as of the date of that evaluation our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls or financial reporting subsequent to the date we carried out this evaluation.

The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure objectives and are effective in reaching that level of reasonable assurance.

Item 4. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

---------------------------------------------------------------------------------------------------------------------

PART II

Item 1. Legal Proceedings.

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

Item 2. Changes in Securities.

During the three months ended September 30, 2003 the Company made the following issuances and sales of securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

On July 17, 2003, the merger date between Level X Media Holdings, Inc. and ViaStar Holdings, Inc., pursuant to the merger agreement and a later Board resolution, 10,650,000 common shares were issued by the Company in exchange for all of the issued and outstanding common stock of Level X.

During the three months ended September 30, 2003, the Company issued 1,000,000 common shares as payment for director's services to a director of the Company.

The director is a sophisticated investor and had a pre-existing business relationship with the Company. All of the shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and all of the shares were issued without an underwriter.

During the three months ended September 30, 2003, the Company issued 2,000,000 common shares as payment towards the purchase of a controlling interest in its subsidiary to an affiliate of the Company.

During the three months ended September 30, 2003, the Company issued 112,500 common shares as payment on a note payable to two individuals

During the three months ended September 30, 2003, the Company issued 78,750 common shares pursuant to an investment in the Company by two individuals.

Each of the above persons is a sophisticated investor and each has a pre-existing business relationship with the Company. All of the shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and all of the shares were issued without an underwriter.

All of the transactions referred to above are exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof covering transactions not involving any public offering or involving no "offer" or "sale."

The Company also during the three months ended September 30, 2003 issued 750,000 common shares as payment for legal services and marketing services to three individuals. These shares were issued as S-8 shares registered pursuant to Form S-8 filed on during June 2003 by the Company.

Item 3. Defaults in Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 28, 2003 more than 2/3 of the shareholders of record with the Company (in accordance with Nevada Law) voted in the affirmative to remove Mr. Dadon from the Board of Directors.

No other matters were put forth to a vote of the security holders of the Company.

Item 5. Other Information.

None.

---------------------------------------------------------------------------------------------------------------------

Item 6. Exhibits, List, and Reports on Form 8-K.

(a)  Exhibits.

Exhibit No.	Description of Exhibit

3	Exhibits:

3.1**	Amended and Restated Certificate of Incorporation
3.2**	Bylaws of ClubCharlie.com, Inc
4.1	Stock Purchase Agreement Between Rhiannon Holdings and ViaStar Holdings, Inc.
10.1**	Original Screenplay Acquisition Agreement with Charlie Chance Productions, Inc.
10.3**	Employment Agreement with Zee Batal
10.4	Employment Agreement with John Aquilino
10.5	Employment Agreement with Richard Brooks
31.1	Certification of John D. Aquilino, Chief Executive Officer
31.2	Certification of George J. Malasek, Chief Financial Officer
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company's Financial Statements
**	Incorporated by reference to the Company's Form 10-SB12G filed with the Securities and Exchange Commission on December 13, 1999

---------------------------------------------------------------------------------------------------------------------

(b)  Reports on Form 8-K.

The Company filed the following reports on Form 8-K:

Current report, Item 5, July 3, 2003
Current report, Item 5, August 6, 2003
Current report, Item 8, August 22, 2003
Current report, Item 5, October 6, 2003
Current report, Item 5, October 7, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of November 2003.

VIASTAR HOLDINGS, INC.

By:	/s/ JOHN D. AQUILINO
John D. Aquilino President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN D. AQUILINO John D. Aquilino	President and Chief Executive Officer (principal executive officer)	November 24, 2003

/s/ GEORGE J. MALASEK George J. Malasek	Chief Financial Officer (principal financial and accounting officer)	November 24, 2003

---------------------------------------------------------------------------------------------------------------------