Form 10QSB
period 2003-12-31
VIASTAR MEDIA CORP
filed 2004-02-25
CIK 1098226

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTER ENDED DECEMBER 31, 2003
COMMISSION FILE NUMBER 000-28485

VIASTAR MEDIA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	88-0380343 (I.R.S. Employer Identification No.)

2451 W. BIRCHWOOD AVENUE, SUITE 105, MESA, ARIZONA (Address of Principal Executive Offices)	85202 (Zip Code)

(480) 894-0311 (Registrant's Telephone Number, Including Area Code)

(Former Name - ViaStar Holdings, Inc.) (Former Fiscal Year - December 31) (Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 13, 2004: common stock, $0.001 par value - 28,972,906

Transitional Small Business Disclosure Format Yes |X| No | |

PART I

Item 1. Financial Statements

Note Regarding Forward-Looking Statements

This Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "should," "estimates," "projects," or similar terms, variations of such terms or the negative of such terms, or by discussion of strategies or trends. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties, which could cause actual results to differ materially from those, described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors, which could cause such results to differ materially from those described in the forward-looking statements, include those set forth within, or incorporated by reference into this Form 10-QSB. For a detailed discussion of these factors, you are encouraged to refer to the Company's Form 10-KSB filed for the year ended December 31, 2002 and Form 10-KSB filed for the transition period ended June 30, 2003.

VIASTAR MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of

	December 31, 2003 (unaudited)	June 30, 2003

ASSETS
Current assets:
Cash and cash equivalents	$21,252	$-
Accounts receivable, net of allowance for doubtful accounts of $20,049 and none at December 31, 2003 and June 30, 2003, respectively	365,492	-
Other receivables	121,250	-
Inventory	1,029,475	-
Prepaid expenses and other	15,210	-

Total current assets	1,552,679	-

Capitalized software and licensed assets, net (Note 4)	474,750	-
Property and equipment, net (Note 3)	7,094,673	-
Goodwill and other intangible assets, net (Note 5)	2,866,132	102,000
Investment	642,233	595,000
Other assets	6,000	-
Notes receivable	-	581,430

Total assets	$12,636,467	$1,278,430

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$523,121	$328,167
Amounts due officers and directors	-	482,516
Related party advances	-	253,233
Notes payable	155,000	-

Total current liabilities	678,121	1,063,916

Deferred program rights income	882,000	-

Total liabilities	1,560,121	1,063,916

Stockholders' equity:
Common stock, $0.001 par value; (100,000,000 shares authorized; shares issued and outstanding- 37,290,906 and 10,646,846 at December 31, 2003 and June 30, 2003, respectively)	37,291	10,647
Preferred stock, $0.01 par value; (10,000,000 shares authorized) (Series A Convertible Preferred shares issued and outstanding- 1,904,100 and none at December 31, 2003 and June 30, 2003, respectively)	19,041	-
Additional paid-in capital	15,019,298	2,207,778
Encumbrances (No shares and 2,000,000 shares, common stock, $0.001 par value at December 31, 2003 and June 30, 2003, respectively)	-	(340,000)
Retained earnings (deficit accumulated during development stage)	(1,663,911)	(1,663,911)
Retained earnings (deficit)	(2,335,373)	-

Total stockholders' equity	11,076,346	214,514

Total liabilities and stockholders' equity	$12,636,467	$1,278,430

See accompanying notes to financial statements.

VIASTAR MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended December 31,

	2003	2002

Revenues:
Advertising	$-	$-
Music	213,000	-

Total revenue	213,000	-

Cost of goods sold:
Advertising cost of goods sold	-	-
Music cost of goods sold	43,825	-

Total cost of goods sold	43,825	-

Gross margin	169,175	-

Selling, general and administrative expenses:
Compensation expense	115,931	75,000
Legal and litigation fees	213,249	-
Other professional fees	291,169	17,250
Administrative expenses	82,573	9,912
Depreciation and amortization	588,977	-

Total selling, general and administrative expenses	1,291,899	102,162

Loss from operations	(1,122,724)	(102,162)

Other income and (expense):
Interest expense	(3,372)	-
Write off of screenplay rights	(100,000)	-

Total other income and (expense)	(103,372)	-

Loss before income taxes	(1,226,096)	(102,162)

Income taxes	-	-

Net loss	$(1,226,096)	$(102,162)

Earnings (loss) per common share:
Basic	$(0.04)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted average number of shares - Basic	30,143,231	5,146,846

Weighted average number of shares - Fully Diluted	58,704,731	5,146,846

See accompanying notes to financial statements.

VIASTAR MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Six Months Ended December 31,

	2003	2002

Revenues:
Advertising	$78,646	$-
Music	275,835	-

Total revenue	354,481	-

Cost of goods sold:
Advertising cost of goods sold	31,413	-
Music cost of goods sold	77,683	-

Total cost of goods sold	109,096	-

Gross margin	245,385	-

Selling, general and administrative expenses:
Compensation expense	166,735	150,000
Legal and litigation fees	403,721	-
Other professional fees	559,519	39,750
Administrative expenses	125,575	37,851
Depreciation and amortization	964,237	-

Total selling, general and administrative expenses	2,219,787	227,601

Loss from operations	(1,974,402)	(227,601)

Other income and (expense):
Interest expense, net of interest income of none and $16,079	(19,971)	16,079
Write off of screenplay rights	(100,000)	-
Loss on sale of majority interest in subsidiary	(240,000)	-

Total other income and (expense)	(359,971)	16,079

Loss before income taxes	(2,334,373)	(211,522)

Income taxes	1,000	-

Net loss	$(2,335,373)	$(211,522)

Earnings (loss) per common share:
Basic	$(0.12)	$(0.04)
Diluted	$(0.05)	$(0.04)

Weighted average number of shares - Basic	19,041,000	5,146,846

Weighted average number of shares - Fully Diluted	44,543,769	5,146,846

See accompanying notes to financial statements.

VIASTAR MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended December 31,

	2003	2002

Operating activities:
Net loss	$(2,335,373)	$(211,522)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	20,049	-
Depreciation and amortization expense	964,237	-
Loss on sale of majority interest in subsidiary	240,000	-
Write off of screenplay rights	100,000	-
Common stock issued for services	727,000	-
Changes in operating assets and liabilities
Interest receivable	-	(16,079)
Accounts receivable	(271,813)	-
Due from related party	(43,250)	-
Deposits and other assets	(13,928)	-
Inventory	40,704	-
Accounts payable and accrued expenses	320,940	1,728
Due to officers and directors	(22,646)	209,287

Net cash used in operating activities	(274,080)	(16,586)

Investing activities:
Purchase of furniture and equipment	(4,668)	-
Net cash used in investing activities	(4,668)	-

Financing activities:
Related party advances	100,000	10,204
Proceeds from the issuance of common stock	200,000	-

Net cash provided by financing activities	300,000	10,204

Net increase (decrease) in cash	21,252	(6,382)
Cash, beginning of period	-	6,382

Cash, end of period	$21,252	$-

Supplemental disclosure of cash flow information:
Income taxes	$-	$-
Interest	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Investment in subsidiary	$47,233	$-
Settlement of notes receivable	700,000	-
Purchase of equipment	340,000	-
Settlement of accounts payable and accrued expenses	475,000	-
Assets acquired in merger	10,650,000	-
Settlement of debt	$112,500	$-

See accompanying notes to financial statements.

VIASTAR MEDIA CORPORATION AND SUBSIDIARIES
Notes to condensed consolidated financial statements (unaudited)

1. Summary of Significant Accounting Policies

Organization

ViaStar Media Corporation (the "Company" or "ViaStar") was organized January 6, 1993, under the laws of the State of Nevada, as Lotus Enterprises, Inc. On April 6, 1999, the State of Nevada approved an increase of authorized capital to 50,000,000 common shares and changed its name to ClubCharlie.com, Inc. On January 22, 2001 the Company changed its name to ViaStar Holdings, Inc. to reflect a change in its business model and corporate structure. On July 18, 2003 the Company entered into an agreement and plan of merger with Level X Media Corporation ("Level X") to acquire all of the issued and outstanding shares of Level X. The Company's operations and management transferred to Phoenix, Arizona. On January 23, 2004, the State of Nevada approved an increase in of authorized capital to 100,000,000 common shares and 10,000,000 preferred shares and changed its name to ViaStar Media Corporation.

Basis of presentation

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position at December 31, 2003 and June 30, 2003, and the consolidated results of operations for the three-month and six-month periods ended December 31, 2003 and 2002 and the consolidated cash flows for the six-month periods ended December 31, 2003 and 2002. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

Certain notes and other information have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2002 Annual Report, 2003 Transition Report, Form 8-K filed on July 17, 2003 and Form DEF 14C filed on January 28, 2004. Certain information in the financial statements and notes has been reclassified to conform to current period presentation.

Principles of consolidation

The accompanying condensed consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of three wholly owned subsidiaries located in the United States of America. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts receivable

The Company sells entertainment and media products to national and regional retail chains through several sales representatives and distributors, during the normal course of business. The Company receives most sales receipts within a 90-day term. Sales are determined when the retailer scans the product at point of purchase.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and trade receivables. The Company intends to invest available cash in money market securities of high-credit-quality financial institutions. The Company had approximately $22,000 in cash and/or cash equivalents as of December 31, 2003 and none as of June 30, 2003.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs include any material, labor and manufacturing overhead incurred by the Company in the production of inventory.

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

Long-lived assets

Long-lived assets are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at the lowest level at which net cash flows can be directly attributable to the long-lived assets. For assets identified as impaired, the Company measures the impairment as the amount that carrying value exceeds the fair value of the asset. Fair value is based on the present value of expected future cash flows of the asset.

Intangible assets and goodwill

In January 2002, the Company adopted Statement of Financial Standards No. 142 ("SFAS 142"), which requires the discontinuance of amortization of goodwill and certain intangible assets with indefinite useful lives. SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite life be reviewed for impairment upon the adoption of SFAS 142 and annually thereafter. The Company performed its initial impairment review upon the adoption and will perform its impairment review every fiscal fourth quarter. Other intangibles with finite lives are amortized over their estimated useful lives.

Prior to the adoption of SFAS 142, goodwill was to be amortized on a straight-line basis over 15 years while other intangibles were to be amortized over their estimated useful lives that ranged from two to fifteen years.

Accrued expenses

The Company routinely accrues for various costs and expenses for which it has received goods or services, but for which it has not been invoiced. Typically, accrued expenses include such items as salaries, employee benefits, litigation costs, and taxes for which amounts are readily determinable and significant estimates are not necessary. Various other expenses are accrued from time to time based on the estimated costs of those goods or services performed.

Revenue recognition

Revenue is generated when the product is scanned by the retailer at the point of sale ("POS"). The period of time from initial order to final shipment of the product typically ranges from thirty to forty five days.

Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Income tax expense (benefit) is comprised of the tax payable (receivable) for the period and the change in deferred income tax assets and liabilities during the period. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company to date has incurred only the minimum tax due.

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

Segment reporting

Management reviews the operating results of the Company's subsidiaries for the purpose of making operating decisions and assessing performance. Based on the aggregation criteria in Statement of Financial Accounting Standards No. 131, the Company has aggregated the results of all its subsidiaries into one reportable segment. The Company recognized income from its publishing operations for the three months ended September 30, 2003 while the Company had a majority ownership interest. The Company negotiated the sale of an 80% controlling interest in publishing operations subsidiary on September 26, 2003 with the encumbered note holder, removing the subsidiary from reportable operations.

2. Inventories

Inventories at December 31, 2003 and June 30, 2003 are summarized as follows:

	______________________________________
	December 31, 2003 (unaudited)	June 30, 2003
	______________________________________
Finished goods	$1,029,475	$-
Consigned goods	-	-
	______________________________________
Inventory	$1,029,475	$-
	___________________________

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs include any material, labor and manufacturing overhead incurred by the Company in the production of inventory. Inventory is primarily music compact discs and videos purchased from outside manufacturers then shipped to the retailer for sale. The Company may from time to time take into inventory consigned product for sale.

3. Property and Equipment

Property and equipment at December 31, 2003 and June 30, 2003 are summarized as follows:

	______________________________________
	December 31, 2003 (unaudited)	June 30, 2003
	______________________________________
Technology equipment, furniture and fixtures	$5,855,192	$-
Studio and production equipment	1,650,000	-
	______________________________________
	7,845,192	-
Less accumulated depreciation	750,519	-
	______________________________________
Property and equipment, net	$7,094,673	$-
	___________________________

Depreciation expense was $750,519 and none for the six months ended December 31, 2003 and 2002, respectively.

4. Capitalized Software Development Costs

The Company capitalizes internally developed software costs that will be amortized using the straight-line method over the estimated useful life of the software, not to exceed five years. Capitalized costs include external direct costs of materials and services consumed in developing internal use software and payroll related costs for employees who are directly associated with the internal software development project.

Capitalization of such costs will cease no later than the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs were $474,750 and none as of December 31, 2003 and June 30, 2003, respectively.

5. Goodwill and Other Intangible Assets

During July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 was effective January 1, 2002 and required that goodwill and certain intangible assets remain on the balance sheet and may not be amortizable for financial reporting purposes. On an annual basis, or when there is reason to suspect that goodwill and certain intangible asset values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company has complied with the periodic impairment test procedures required as outlined in SFAS 142. Goodwill as of December 31, 2003 approximates $1,011,750, the difference between the price paid for Level X and the fair value of the net assets acquired in the transaction. The Company does not believe that any impairment of goodwill or other intangibles is necessary at this time.

Goodwill and other intangible assets at December 31, 2003 and June 30, 2003 are summarized as follows:

	______________________________________
	December 31, 2003 (unaudited)	June 30, 2003
	______________________________________
Screenplay rights	$-	$100,000
Organizational costs	2,000	2,000
Artist agreements	929,250	-
Retail distribution agreement	1,136,850	-
Goodwill	1,011,750	-
	______________________________________
	3,079,850	102,000
Less accumulated amortization	213,718	-
	______________________________________
Goodwill and other intangible assets, net	$2,866,132	$102,000
	___________________________

Acquired intangible assets are subject to amortization and are comprised of customer lists, trademarks and trade names, patents, and contractual agreements. The retail distribution agreement is being amortized over ten years and the artist agreements are being amortized over three years. All other intangible assets are being amortized over five years. No significant residual value is estimated for the intangible assets. The increase in intangible assets during the six months ended December 31, 2003, resulted from the acquisition of several intangible assets from Level X. The Company during the six months ended December 31, 2003 wrote off the remaining balance of the screenplay rights, as fair value approximates no value.

6. Investment in and Sale of Majority Interest

The Company on April 23, 2003 acquired the rights to purchase Moving Pictures International Ltd, ("MPI") an entertainment magazine. The Company issued 3,500,000 shares of common stock, par value $0.001 in connection with the rights to purchase MPI. The right to purchase MPI was in fact a brokered transaction by the recipient of the shares. The brokered acquisition of MPI was accounted for under the purchase method of accounting. Total investment required in MPI by the Company included the assumption of (undisclosed at the date of sale) liabilities and the payment of shares of the Company's common stock, which approximated $1,200,000. The intended purchase of MPI was to be solely the issuance of shares of the Company's common stock. The transaction was denominated in the English pounds (₤) converted to US dollars ($) for financial statement purposes. No foreign currency translation adjustment was necessary. The Company on September 26, 2003 sold an 80% controlling interest in MPI. The purchase price paid by the buyer was the assumption of notes payable comprising $700,000, the return of seven million (7,000,000) shares of common stock of the Company pledged as collateral or encumbered by these notes, and the issuance of two million (2,000,000) shares of common stock of the Company, retaining a 20% ownership interest. The Company has recorded the net value incurred by this transaction attributable to the 20% ownership interest. Management intends to judicially review the transactions surrounding the purchase and sale of MPI for shareholder value and business judgement concerns.

7. Notes Receivable

Prior to September 30, 2003 the Company settled a $300,000 note receivable and accrued interest with payment on accounts payable and accrued salary in excess of $330,000. The Company at December 31, 2003 held a short-term note receivable from a distributor in the amount of $78,000.

8. Amounts Due Officers and Directors

The Company records various costs and expenses, which have been paid for in the normal course of business by its officers and directors. The Company also records the accrual of officer's salaries, which is included in the amount due officers and directors. Amounts due officers and directors include, none and $411,000 of accrued officers salary as of December 31, 2003 and June 30, 2003, respectively. The Company through negotiation and settlement retired approximately all amounts due officers and directors.

9. Related Party Advances

Related party advances as of December 31, 2003 and June 30, 2003 consisted of the following:

	______________________________________
	December 31, 2003 (unaudited)	June 30, 2003
	______________________________________
Related party payable to a family trust of a former officer of the Company, converted to a note payable, secured by common stock of the Company, due September 30, 2005, with interest rate of 10.0%, payable in monthly installments of $6,000, principal and interest.	$-	$253,233
	___________________________

The Company through the sale of an 80% ownership interest in its subsidiary removed approximately $700,000 in debt and the return of pledged shares that approximated $1,490,000 in value.

10. Capital Structure

The Company on January 5, 2004 through a vote of the shareholders holding a majority of control approved the increase in the number of authorized shares of common stock, $0.001 par value to 100,000,000 and authorized the creation of a new class of equity, and authorized 10,000,000 shares of "Blank Check" preferred stock, $0.01 par value. Furthermore the Company approved the issuance of Series A Convertible Preferred stock used in completion of the merger with Level X.

11. Encumbrances and Related Party Transactions

During the six month period ended December 31, 2003, the Company encumbered 7,000,000 shares of common stock (stated value of $1,490,000) with a related party payable of $700,000 (see Note 9 - Related Party Advances). The funds were advanced from an affiliate of a former officer and director of the Company to settle outstanding obligations (but undisclosed at the time of acquisition) of MPI in the amount of $600,000 and a loan to the Company in the amount of $100,000. The affiliate advanced these monies with the condition (1) that the short-term advances would be secured by the issuance of 2,000,000 shares of common stock of the Company (which occurred prior to June 30, 2003) and the issuance of 5,000,000 shares of common stock of the Company (which occurred subsequent to June 30, 2003), (2) in the event the Company was not able to repay the monies advanced the affiliate would take free and clear title to the common stock. Prior to the sale of the 80% ownership interest in MPI the Company had negotiated the following, (1) the Company had the right to pay the entire balance prior to 24 months and the affiliate would return 50% of the shares then issued, and (2) in the event the Company failed to pay the entire balance but a portion thereof, the shares would be returned on a pro-rata basis based upon the repayment.

The advances and rights associated with the advances were transferred to and assumed by the Company's former Chairman of the Board. The Company entered into a note payable with the former officer and director in the amount of $700,000, with interest payments of $6,000 per month for a period of 24 months, with the remaining principal and interest due and payable on the 24th month. The pledged shares continued to be owned by the affiliate with the obligation pass-thru to the former officer and director. On September 26, 2003 the affiliate entered into an agreement whereby the affiliate would purchase an 80% controlling interest in MPI. The purchase price was as follows, the affiliate would return to the Company, seven million (7,000,000) shares of common stock received as collateral for the advances/note payable, the assumption of all liabilities associated with MPI, the assumption of the $700,000 note payable to the former officer and director and the issuance of two million (2,000,000) shares of common stock. The Company recognized a loss of $240,000 on the sale of the 80% interest in MPI.

12. Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred approximately $4,000,000 in losses since inception. This, as well as the risks associated with raising capital through the issuance of equity and/or debt securities, creates uncertainty as to the Company's ability to continue as a going concern.

Management believes that the above problems are being resolved and plans to address its going-concern issue through the following:

*	Expanding or increasing its distribution of products and services through its subsidiaries;
*	Expanding market presence through selective acquisitions or the merger of, with established media and entertainment companies;
*	Raising capital through the sale of debt and/or equity securities; and,
*	Settling outstanding debts and accounts payable, when possible, through the reorganization or recapitalization of obligations with either longer terms or the issuance of debt and/or equity securities.

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

13. New Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." The standard requires that companies provide additional financial statement disclosures for defined benefit plans. These disclosure requirements become effective for the Company's financial statements for the third quarter of fiscal 2004.

In January 2003, the FASB issued FASB Interpretation (FIN) 46, "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its own activities or where the owners of the entity lack the risk and reward of ownership. In October 2003, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. This deferral is to allow time for certain implementation issues to be addressed through the issuance of a potential modification to the interpretation. The deferral revised the effective date for consolidation of these entities until the end of the first interim or annual period ending after December 15, 2003. We adopted this statement as of December 31, 2003 and it did not have any material impact on our financial statements.

In April 2003, the FASB issued FAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Issued FAS 149 amends and clarifies financial accounting and reporting for derivative instruments. This statement is effective for contracts entered into or modified after June 30, 2003. We adopted this statement as of June 30, 2003 and it did not have any material impact on our financial statements.

In May 2003, the FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which addresses how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuers. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. We adopted this statement as of June 30, 2003 and it did not have any material impact on our financial statements.

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

Results of Operations

As discussed elsewhere in this report the Company merged with Level X Media Corporation, which became the operations of the Company. Managements' discussion and analysis is the results of operations of the "post-merger" business and the "pre-merger" operations. The "pre-merger" operations of the Company were strictly limited to the identification of business opportunities. Limited activities were conducted with respect to the identification of various business ventures without much success. The Company's capital requirements depend on numerous factors, including the profitability of our products and our ability to control costs. We may need to seek substantial investment from either financial institutions or individual investors. Any new investment could cause substantial dilution to existing stockholders.

Three months ended December 31, 2003 compared to the three months ended December 31, 2002

The Company generated $213,000 in revenues from music sales during the three months ended December 31, 2003, compared to none for the comparative period ending December 31, 2002. The Company incurred $43,825 in music cost of goods sold on revenues generated during the three months ended December 31, 2003, compared to none for the comparative period ending December 31, 2002. The Company recognized a gross profit of $169,175 during the three months ended December 31, 2003, compared to none for the comparative period ending December 31, 2002. The Company believes that revenues and costs of goods sold will increase significantly as the Company enters new markets and releases new products from artists under management.

Selling, general and administrative expenses were $1,291,899 for the three months ended December 31, 2003, representing an increase of $1,189,737 as compared to selling, general and administrative expenses of $102,162 for the three months ended December 31, 2002. Compensation expense was $115,931 for the three months ended December 31, 2003; representing an increase of $40,931, as compared to compensation expense of $75,000 for the three months ended December 31, 2002. Compensation expense has increased with new management and the addition of several other staff members. The Company has hired experienced industry professionals to assist with and further the development of the Company's business within the music industry.

Legal and litigation fees were $213,249 for the three months ended December 31, 2003 an increase of $213,249, as compared to legal and litigation fees of none for the three months ended December 31, 2002. Legal and litigation fees are directly attributable to the activities of prior management and the defense of the corporation from these actions or purported actions. The Company's in-house legal counsel oversees the activities of outside legal counsel and the various judicial matters that the Company has in process. Namely the Company has incurred substantial expense and time in defending against Mr. David Dadon who alleges that he was an officer and director of the Company and is owed consideration for these positions. Further to this is actions or inactions caused by prior management involving Mr. Dadon and his representation of himself as an officer and director of the Company. The Company has countered sued for damages from Mr. Dadon and will seek all remedies thereon to recover its costs for defense from Mr. Dadon and the former management of the Company in their reckless disregard for their fiduciary responsibilities to the Company and its shareholders. The Company has also been forced to respond to several other alleged obligations or liabilities that former management of the Company had negotiated with undisclosed individuals or entities at the time of the merger with Level X.

The Company will seek all remedies thereon to recover its costs for defense from these alleged actions from prior management and or professionals assisting management.

Other professional fees were $291,169 for the three months ended December 31, 2003 an increase of $273,919, as compared to professional and consulting fees of $17,250 for the three months ended December 31, 2002. The Company incurred $230,000 in marketing costs associated with public and investor relation services of the Company and its music business, and approximately $21,000 in various other professional fees in association with the Company's development of internal software and the technological feasibility of such software development. The Company has begun to capitalize software development costs upon reaching technological feasibility. Furthermore the Company has hired subsequent to December 31, 2003 a Chief Information Officer to assist in the software and website project that the Company has contracted for and believes to have implemented by June 1, 2004.

Depreciation and amortization expense was $588,977 for the three months ended December 31, 2003, as compared to none for the three months ended December 31, 2002. Depreciation and amortization expense is recognized on the fair value of the assets that were obtained in the merger with Level X. The Company uses the straight-line method of depreciation over an estimated life of five years and amortization ranging from three to ten years.

Interest expense was $3,372 for the three months ended December 31, 2003 as compared to none for the three months ended December 31, 2002. The Company recognized a write off of $100,000 for the three months ended December 31, 2003 against the ClubCharlie screenplay rights. The Company believes the write down of 100% of the screenplay rights value represents the Company's decision to move away from the highly capital-intensive moving picture industry to the music industry and the resurgence of the independent music label as being the choice of the current day artist. The Company to date has not recognized additional losses on the sale of the controlling interest in MPI or its business operations as being impaired and its realizable value to the Company.

The Company recognized approximately $600,000 in depreciation and amortization expense and $300,000 in accrued legal and professional fees. The Company's net loss from operations approximated $1,120,000 inclusive of the $900,000 in accrued expenses, depreciation and amortization for the three months ended December 31, 2003.

As a result of the foregoing factors, we incurred a net loss of $1,226,096 for the three months ended December 31, 2003, as compared to a net loss of $102,162 for the three months ended December 31, 2002. This represents an increase in net loss of $1,123,934. The Company has incurred substantial costs in its efforts to clean up operational problems, litigation and corporate practices that were conducted in a manner not conducive to normal and proper business practices.

Six months ended December 31, 2003 compared to the six months ended December 31, 2002

The Company generated $354,481 in revenues from music sales and publishing operations during the six months ended December 31, 2003, compared to none for the comparative period ending December 31, 2002. The business operations of Moving Pictures International has been reported within the condensed consolidated financial statements of the Company for the period that the Company held a controlling interest. The Company incurred $109,096 in cost of goods sold on revenues generated during the six months ended December 31, 2003, compared to none for the comparative period ending December 31, 2002. The Company recognized a gross profit of $245,385 during the six months ended December 31, 2003, compared to none for the comparative period ending December 31, 2002. The Company believes that revenues and costs of goods sold will increase significantly as the Company enters new markets and releases new products from artists under management.

Selling, general and administrative expenses were $2,219,787 for the six months ended December 31, 2003, representing an increase of $1,992,186 as compared to selling, general and administrative expenses of $227,601 for the six months ended December 31, 2002. Compensation expense was $166,735 for the six months ended December 31, 2003; representing an increase of $16,735, as compared to compensation expense of $150,000 for the six months ended December 31, 2002. Compensation expense has increased with new management and the addition of several other staff members. The Company has hired experienced industry professionals to assist with and further the development of the Company's business within the music industry.

Legal and litigation fees were $403,721 for the six months ended December 31, 2003 an increase of $403,721, as compared to legal and litigation fees of none for the six months ended December 31, 2002. Legal and litigation fees are directly attributable to the activities of prior management and the defense of the corporation from these actions or purported actions. The Company's in-house legal counsel oversees the activities of outside legal counsel and the various judicial matters that the Company has in process. Namely the Company has incurred substantial expense and time in defending against Mr. David Dadon who alleges that he was an officer and director of the Company and is owed consideration for these positions. Further to this is actions or inactions caused by prior management involving Mr. Dadon and his representation of himself as an officer and director of the Company. The Company has countered sued for damages from Mr. Dadon and will seek all remedies thereon to recover its costs for defense from Mr. Dadon and the former management of the Company in their reckless disregard for their fiduciary responsibilities to the Company and its shareholders. The Company has also been forced to respond to several other alleged obligations or liabilities that former management of the Company had negotiated with undisclosed individuals or entities at the time of the merger with Level X.

The Company will seek all remedies thereon to recover its costs for defense from these alleged actions from prior management and or professionals assisting management.

Other professional fees were $559,519 for the six months ended December 31, 2003 an increase of $519,769 compared to professional and consulting fees of $39,750 for the six months ended December 31, 2002. The Company incurred a one-time fee of approximately $170,000 in directors' compensation due to the issuance of restricted common stock of the Company to a director agreed to and entered into with prior management. The Company incurred $325,000 in marketing costs associated with public and investor relation services of the Company and its music business, and approximately $56,000 in various other professional fees in association with the Company's development of internal software and the technological feasibility of such software development. The Company has begun to capitalize software development costs upon reaching technological feasibility. Furthermore the Company has hired subsequent to December 31, 2003 a Chief Information Officer to assist in the software and website project that the Company has contracted for and believes to have implemented by June 1, 2004.

Depreciation and amortization expense was $786,519 for the six months ended December 31, 2003, as compared to none for the six months ended December 31, 2002. Depreciation and amortization expense is recognized on the fair value of the assets that were obtained in the merger with Level X. The Company uses the straight-line method of depreciation over an estimated life of five years and amortization ranging from three to ten years.

Interest expense was $19,971 for the six months ended December 31, 2003 as compared to interest income of $16,079 for the six months ended December 31, 2002. The interest income was recognized on the notes receivable of $350,000 that was subsequent to June 30th, 2003 settled. The Company recognized a write off of $100,000 for the six months ended December 31, 2003 against the ClubCharlie screenplay rights The Company believes the write down of 100% of the screenplay rights value represents the Company's decision to move away from the highly capital-intensive moving picture industry to the music industry and the resurgence of the independent music label as being the choice of the current day artist. The Company recognized a loss on sale of majority interest in Moving Pictures International of $240,000 for the six months ended December 31, 2003. The Company believes the sale of a controlling interest in MPI was in the best interest of its shareholders and the Company's business operations as to the potential and apparent conflict in hours of operations due to time zones, the economic and business environment in which Moving Pictures International operates and the general management beliefs of MPI. The Company to date has not recognized additional losses on the sale of the controlling interest in MPI or its business operations as being impaired to the Company.

The Company recognized approximately $1,000,000 in depreciation and amortization expense and $700,000 in accrued legal and professional fees. The Company's net loss from operations approximated $1,970,000 inclusive of the $1,700,000 in accrued expenses, depreciation and amortization for the six months ended December 31, 2003.

As a result of the foregoing factors, we incurred a net loss of $2,334,373 for the six months ended December 31, 2003, as compared to a net loss of $211,522 for the six months ended December 31, 2002. This represents an increase in net loss of $2,335,373. The Company has incurred substantial costs in its efforts to clean up operational problems, litigation and corporate practices that were conducted in a manner not conducive to normal and proper business practices.

Liquidity and Capital Resources

For the Six Months Ended December 31, 2003
Net cash used in operating activities	$274,080
Net cash used in investing activities	$4,668
Net cash provided by financing activities	$300,000

The principal uses of our liquidity are to finance capital expenditures and fund our operations. We operate in a capital-intensive, high cost industry that requires significant amounts of working capital to fund operations, particularly the start-up and development expenses related to media projects. The discontinuance of the movie operations will eliminate a large need for capital and will allow the Company to fund operations with projects that should turn into revenue production in a short period of time.

Our primary sources of liquidity to fund our operations and capital expenditures and satisfy our obligations are borrowings from officers and directors of the Company, and limited equity proceeds. We are currently conducting a private placement of our common stock. Through to date we have raised approximately $250,000 in capital.

Net cash used in operating activities was $274,080 for the six months ended December 31, 2003, representing an increase in the use of cash of $257,494 from $16,586 for the six months ended December 31, 2002.

Net cash used in investing activities was $4,668 for the six months ended December 31, 2003, representing an increase in use of cash of $4,668 from none for the six months ended December 31, 2002. The Company purchased some equipment for operations.

Net cash provided by operating activities was $300,000 for the six months ended December 31, 2003, representing an increase in the provision of cash of $289,796 from $10,204 for the six months ended December 31, 2002. The Company borrowed $100,000 from a former officer and director of the Company in order to pay the obligations of the Company and received $200,000 in proceeds from the sale of restricted securities.

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

Accounts receivable. The Company sells entertainment and media products to national and regional retail chains through several sales representatives and distributors, during the normal course of business. The Company receives most sales receipts within a 90-day term. Sales are determined when the retailer scans the product at point of purchase.

Concentration of credit risk. Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and trade receivables. The Company intends to invest available cash in money market securities of high-credit-quality financial institutions. The Company had approximately $22,000 in cash and/or cash equivalents as of December 31, 2003 and none as of June 30, 2003.

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs include any material, labor and manufacturing overhead incurred by the Company in the production of inventory.

Property and equipment. Property and equipment is stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Assets under capital leases are depreciated by the straight-line method over the shorter of the lease term or the useful lives of the assets. The Company's policy is to evaluate the remaining lives and recoverability in light of current conditions. It is at least reasonably possible that the Company's estimates of lives and recoverability will change.

Long-lived assets. Long-lived assets are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at the lowest level at which net cash flows can be directly attributable to the long-lived assets. For assets identified as impaired, the Company measures the impairment as the amount that carrying value exceeds the fair value of the asset. Fair value is based on the present value of expected future cash flows of the asset.

Intangible assets and goodwill. In January 2002, the Company adopted Statement of Financial Standards No. 142 ("SFAS 142"), which requires the discontinuance of amortization of goodwill and certain intangible assets with indefinite useful lives. SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite life be reviewed for impairment upon the adoption of SFAS 142 and annually thereafter. The Company performed its initial impairment review upon the adoption and will perform its impairment review every fiscal fourth quarter. Other intangibles with finite lives are amortized over their estimated useful lives.

Prior to the adoption of SFAS 142, goodwill was to be amortized on a straight-line basis over 15 years while other intangibles were to be amortized over their estimated useful lives that ranged from two to fifteen years.

Accrued expenses. The Company routinely accrues for various costs and expenses for which it has received goods or services, but for which it has not been invoiced. Typically, accrued expenses include such items as salaries, employee benefits, litigation costs, and taxes for which amounts are readily determinable and significant estimates are not necessary. Various other expenses are accrued from time to time based on the estimated costs of those goods or services performed.

Revenue recognition. Revenue is generated when the product is scanned by the retailer at the point of sale ("POS"). The period of time from initial order to final shipment of the product typically ranges from thirty to forty five days.

Income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Income tax expense (benefit) is comprised of the tax payable (receivable) for the period and the change in deferred income tax assets and liabilities during the period. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company to date has incurred only the minimum tax due.

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

Segment reporting. Management reviews the operating results of the Company's subsidiaries for the purpose of making operating decisions and assessing performance. Based on the aggregation criteria in Statement of Financial Accounting Standards No. 131, the Company has aggregated the results of all its subsidiaries into one reportable segment. The Company recognized income from its publishing operations for the three months ended September 30, 2003 while the Company had a majority ownership interest. The Company negotiated the sale of an 80% controlling interest in publishing operations subsidiary on September 26, 2003 with the encumbered note holder, removing the subsidiary from reportable operations.

Going concern. As shown in the accompanying condensed consolidated financial statements, the Company has incurred approximately $3,969,000 in losses since inception. This, as well as the risks associated with raising capital through the issuance of equity and/or debt securities, creates uncertainty as to the Company's ability to continue as a going concern.

Management believes that the above problems are being resolved and plans to address its going-concern issue through the following:

*	Expanding or increasing its distribution of products and services through its subsidiaries;
*	Expanding market presence through selective acquisitions or the merger of, with established media and entertainment companies;
*	Raising capital through the sale of debt and/or equity securities; and,
*	Settling outstanding debts and accounts payable, when possible, through the reorganization or recapitalization of obligations with either longer terms or the issuance of debt and/or equity securities.

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

Currency Risk. One of the Company's former business operations is denominated in foreign currency. The Company believes that any adverse fluctuation in the foreign currency markets relating to these operations will not result in any material adverse effect on the Company's financial condition or results of operations.

General

Business Organization. ViaStar Media Corporation (the "Company" or "ViaStar") was organized January 6, 1993, under the laws of the State of Nevada, as Lotus Enterprises, Inc. On April 6, 1999, the State of Nevada approved an increase of authorized capital to 50,000,000 common shares and changed its name to ClubCharlie.com, Inc. On January 22, 2001 the Company changed its name to ViaStar Holdings, Inc. to reflect a change in its business model and corporate structure. On July 18, 2003 the Company entered into an agreement and plan of merger with Level X Media Corporation ("Level X") to acquire all of the issued and outstanding shares of Level X. The Company's operations and management transferred to Phoenix, Arizona. On January 23, 2004, the State of Nevada approved an increase in of authorized capital to 100,000,000 common shares and 10,000,000 preferred shares and changed its name to ViaStar Media Corporation.

As of the date of this report, the Company has one operating subsidiary, Picture Perfect Releasing, Inc. The Company has ceased to continue its efforts to conduct activities within the moving pictures industry. The Company has also made the decision to seek bankruptcy protection and liquidation of its non-operating subsidiary All4 Entertainment, Inc. The only assets of All4 are the screenplay rights. The Company will also change the name of its only operating subsidiary Picture Perfect Releasing, Inc. upon consummation of the merchandising business that the Company has rights to with all of its exclusive artists agreements. Such as the Booty Boys, the Elliott's, etc.

Level X Operations

The Company is one a few companies that can develop, produce and distribute films, videos and music products to consumers globally. By ownership of its retail distribution network, the Company has control over the distribution of media related products to over 20,000 retail outlets. The gross margins from a distribution channel and development of products in-house can effectively double that of a traditional media content provider. The Company believes that this advantage dissipates the Company and its products from being at the mercy of distributors which demand substantial payments to receive our products. The Company is distinguished by possession and control of the "complete pipeline" enabling development, production and placement of its media product on the shelves of major retailers nationwide and globally.

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

Products and Services

Distribution of Product. Distribution is the heart of the sales and the marketing process that exists between production and retailers, through on-line services, and brick and mortar retailers. The Company's distribution division, ViaStar Distribution (formerly Electric Kingdom Distribution) ("VSD"), creates demand for the products and supplies the product. VSD is responsible for fulfillment of both physical and digital product. VSD facilitates all label credits, collection and cash flow. VSD supports all the Company's music, video and electronic games, software, DVD, and media publishing products.

VSD handles the distribution and sales for the Company's entire diverse and vast roster of labels as well as the wide variety of client labels.

VSD's coverage includes over 20,000 retailers with fulfillment to national chains such as: Tower Records, Wal-Mart, Virgin Mega Stores, HMV, Blockbuster, Musicland, Sam Goody, MediaPlay, Wherehouse, Best Buy, Camelot, Barnes & Noble, Borders, Record Town, Strawberries, Coconuts, For Your Entertainment (FYE), Transworld, Specs, Peaches, Plan 9, Hastings, Music Millennium and thousands of other independent music retailers. VSD's customers include all key one-stop distribution businesses such as: AEC, Super D, Norwalk, Galaxy and Baker & Taylor Entertainment. These one-stop distribution accounts are critical in servicing smaller stores, remote locations and secondary markets.

As part of the service package to vendor labels and retail accounts, VSD offers marketing services such as radio support, touring campaigns, publicity with retail point of purchase ("P.O.P.") programs. These initiatives brand the artist, the label and VSD. VSD is a member of NARM (National Association of Record Merchandisers) and AFIM (Association For Independent Music).

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

Music - Industry Overview

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

New Developments

The Company has filled many key management positions within ViaStar Music Group and ViaStar Distribution Group. The Company recruited music industry veteran, Courtney Proffitt to serve as Senior VP of ViaStar Distribution Group. Ms. Proffitt came to the Company after serving as Executive Director for the Association for Independent Music (AFIM) and a 12-year management career with BMG Distribution.

The Company through Ms. Proffitt has signed high profile Acclaim Records for a long-term Exclusive Distribution Agreement. Acclaim's artists including, legendary Country songwriter Charlie Craig, (who has written hits for Travis Tritt, Reba McIntyre, Alan Jackson, Lorrie Morgan, Johnny Cash, George Strait and Dolly Parton) and newcomer Tyler Alexander, (a 19-year-old Country sensation preparing to launch his first album in spring 2004) both currently receiving significant national attention as well as network television exposure.

ViaStar Music Group guided by Senior VP Gardner Cole, recruited major label veterans Jon Bergen (formerly of Mercury/Polygram) as its National Director of Sales and Marketing, and Shiva Baum (formerly of Triloka/Artemis and Gold Circle) as Director of A&R and Promotions.

Through the efforts of Mr. Bergen and Mr. Baum the Company has realized significant and immediate results in development of the ViaStar roster. The Company is currently in negotiation with several prominent international artists and has secured an Exclusive Artists and Merchandising Agreements with the Los Angeles-based Crossover/Hip-Hop sensation, "The Booty Boys", as well as 24-year-old, Los Angeles-based singer/songwriter Jaryd Burton. Additionally, ViaStar Records signed European heavy metal super group, "Erotic Liquid Culture."

During the three months ended December 31, 2003 production for the ``Gardner Cole, Past to Present'' began, expected to be released by the fourth quarter fiscal year 2003. Mr. Cole was named Billboard Magazine's "No. 2 Songwriter for 1988," and has over 150 songs recorded worldwide on over 35 million albums sold.

The Company recently launched the "Music From God" series, which is the musical production of compositions mathematically derived from the original Hebrew text of the Bible. The launch has been set to coincide with several significant Jewish and Christian holidays this spring.

Item 3. Controls and Procedures

As of the end of the fiscal quarter to which this report relates (December 31, 2003), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that as of the date of that evaluation our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

PART I I

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

Item 2. Changes in Securities.

During the three months ended December 31, 2003 the Company made the following issuances and sales of securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

During the three months ended December 31, 2003, the Company issued 75,000 common shares as payment for legal services and litigation fees.

During the three months ended December 31, 2003, the Company issued 375,000 common shares pursuant to an investment in the Company by an individual.

During the three months ended December 31, 2003, the Company issued 1,000,000 common shares pursuant to an investment in the Company by an individual.

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

The Company also during the three months ended December 31, 2003 issued 2,084,810 common shares as payment for legal, accounting, computer consulting, and marketing services to various outside consultants in eight separate transactions. All of the shares were issued pursuant to the registration upon Form S-8 filed June 15, 2003 with the Securities and Exchange Commission.

On January 23, 2004, the State of Nevada approved an increase in of authorized capital to 100,000,000 common shares and 10,000,000 preferred shares and changed its name to ViaStar Media Corporation.

In addition on January 5, 2004 the Company and a majority of its shareholders approved the Amended 2003 Employees/Consultants Common Stock Compensation Plan of ViaStar Holdings, Inc. increasing the plan from 3,000,000 shares of common stock, $0.001 par value to 8,000,000 shares of common stock, $0.001 par value.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The following actions were put forth to a vote of the holders of a majority interest in the Company's voting capital on January 5, 2004.

1. The proposed adoption of the Amended and Restated Articles of Incorporation (the "Amended and Restated Articles") by the Written Consent of the holders of a majority in interest of the Company's voting capital stock consisting of the Company's outstanding common stock, $0.001 par value (the "Common Stock"). On January 5, 2004, the Company's Board of Directors (pursuant to the Written Consent) approved and recommended that the Articles of Incorporation be amended and restated in order to:

•	Reflect current developments in Nevada law;
•	Provide for the exculpation of directors;
•	Address interested party transactions;
•	Increase the number of authorized shares of common stock, $0.001 par value; and
•	Authorize the creation of a new class of equity, and to authorize a certain number of shares of "Blank Check" preferred stock, $0.01 par value.

2. The proposed adoption of Amended Bylaws dated January 5, 2004 (the "Amended Bylaws") by the Written Consent of the holders of a majority in interest of the Company's voting capital stock consisting of the Company's outstanding Common Stock. On January 5, 2004, the Company's Board of Directors (pursuant to the Written Consent) approved and recommended that the Amended Bylaws be amended and adopted.

3. The proposed adoption of Certificate of Designation of Class A Convertible Preferred Stock (the "Certificate of Designation") by the Written Consent of the holders of a majority in interest of the Company's voting capital stock consisting of the Company's outstanding Common Stock. On January 5, 2004, the Company's Board of Directors (pursuant to the Written Consent) approved and recommended that the Certificate of Designation be approved and adopted.

4. The proposed adoption and change of the Company's name from ViaStar Holdings, Inc. to ViaStar Media Corporation by the Written Consent of the holders of a majority in interest of the Company's voting capital stock consisting of the Company's outstanding Common Stock. On January 5, 2004, the Company's Board of Directors (pursuant to the Written Consent) approved and recommended that the name ViaStar Media Corporation be approved and adopted.

5. The proposed adoption of the Amended Articles of Merger between ViaStar Holdings, Inc. and Level X Media Corporation (the "Amended Articles of Merger") by the Written Consent of the holders of a majority in interest of the Company's voting capital stock consisting of the Company's outstanding Common Stock. On January 5, 2004, the Company's Board of Directors (pursuant to the Written Consent) approved and recommended that the Amended Articles of Merger be approved and adopted by the Company and the resultant issuance of shares of Common Stock and preferred stock.

6. The proposed adoption, ratification of the Amended 2003 Employees/Consultants Common Stock Compensation Plan of ViaStar Holdings, Inc. (the "Amended 2003 Stock Compensation Plan") by the Written Consent of the holders of a majority in interest of the Company's voting capital stock consisting of the Company's outstanding Common Stock. On January 5, 2004, the Company's Board of Directors (pursuant to the Written Consent) ratified, approved and recommended that the Amended 2003 Stock Compensation Plan be approved and adopted by the Company and the resultant increase in the number of shares authorized pursuant to the plan be reserved for.

The elimination of the need for a special meeting of shareholders to approve the Amended and Restated Articles of Incorporation is made possible by Section 78.320 of the Nevada Revised Statutes (the "NRS"), which provides that the written consent of the holders of outstanding shares of voting stock, having not less than the minimum number of votes which would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted, may be substituted for such a special meeting. Pursuant to Section 78.320 of the NRS, a majority of the outstanding shares of voting stock entitled to vote thereon is required in order to amend the Company's Articles of Incorporation. In order to eliminate the costs and time involved in holding a special meeting and in order to effect the Amended and Restated Articles as early as possible in order to accomplish the purposes of the Company as hereafter described, the Board of Directors of the Company voted to utilize the written consent of the holders of a majority interest of the voting stock of the Company. On January 5, 2004, there were 24,572,916 outstanding shares of Common Stock and approximately 65 holders of record of Common Stock. The approval of the Amended and Restated Articles and Amended Bylaws, requires the written consent of the holders of a majority of the outstanding shares of Common Stock, and each share of Common Stock was entitled to one vote with respect to the approval of the Amended and Restated Articles and the Amended Bylaws. By written consent in lieu of a meeting, holders of 14,650,820 shares of our Common Stock, representing approximately 59.62% of our outstanding voting power, have approved the above listed corporate actions.

Under applicable federal securities laws, the Amended and Restated Articles cannot be effected until at least 20 calendar days after the information statement was sent or given to the shareholders of the Company. The approximate date on which all actions are believed to be effective is February 16, 2004.

Item 5. Other Information.

None.

Item 6. Exhibits, List, and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Description of Exhibit
Exhibits:
3.1******	Amended and Restated Certificate of Incorporation
3.2******	Bylaws of ClubCharlie.com, Inc
3.3*	Second Amendment to the Amended and Restated Articles of Incorporation
3.4*	ViaStar Media Corporation Bylaws, dated January 5, 2004
10.1******	Original Screenplay Acquisition Agreement with Charlie Chance Productions, Inc.
10.2******	Employment Agreement with Glen Chilton
10.3******	Employment Agreement with Zee Batal
10.4***	Employment Agreement with John Aquilino
10.5***	Employment Agreement with Richard Brooks
10.6***	Stock Purchase Agreement Dated as of September 26, 2003, ViaStar Holdings, Inc. and Rhiannon Holdings Limited for the Purchase of Moving Pictures
10.7****	2003 Employees/Consultants Stock Compensation Plan of ViaStar Holdings, Incorporated
10.8*****	Articles of Merger of Level X Media Corporation, a Nevada Corporation into ViaStar Holdings, Inc. a Nevada Corporation
10.9*****	Certificate Amending Articles of Merger of ViaStar Holdings, Inc
10.10*	Amended Plan of Merger, dated January 5, 2004
10.11*	Amending Articles of Merger of Level X Media Corporation, a Nevada Corporation into ViaStar Holdings, Inc. a Nevada Corporation
10.12**	First Amended 2003 Employees/Consultants Stock Compensation Plan of ViaStar Holdings, Incorporated
31.1	Certification of John D. Aquilino, Chief Executive Officer
31.2	Certification of Kenneth J. Yonika, Chief Financial Officer
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company's Form DEF 14C filed with the Securities and Exchange Commission on January 28, 2004
**	Incorporated by reference to the Company's Form S-8 POS filed with the Securities and Exchange Commission on January 7, 2004
***	Incorporated by reference to the Company's Form 10-QSB filed with the Securities and Exchange Commission on November 24, 2003
****	Incorporated by reference to the Company's Form S-8 filed with the Securities and Exchange Commission on November 10, 2003
*****	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 6, 2003
******	Incorporated by reference to the Company's Form 10-SB12G filed with the Securities and Exchange Commission on December 13, 1999

(b) Reports on Form 8-K.

The Company filed the following reports on Form 8-K:

Current report, Item 5, July 3, 2003
Current report, Item 5, August 6, 2003
Current report, Item 8, August 22, 2003
Current report, Item 5, October 6, 2003
Current report, Item 5, October 7, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 23rd day of February 2004.

VIASTAR MEDIA CORPORATION

By:	/s/ JOHN D. AQUILINO
John D. Aquilino President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN D. AQUILINO John D. Aquilino	President and Chief Executive Officer (principal executive officer)	February 23, 2004

/s/ KENNETH J. YONIKA Kenneth J. Yonika, CPA	Chief Financial Officer (principal financial and accounting officer)	February 23, 2004

Exhibit Index

Exhibit No.	Description of Exhibit
Exhibits:
3.1******	Amended and Restated Certificate of Incorporation
3.2******	Bylaws of ClubCharlie.com, Inc
3.3*	Second Amendment to the Amended and Restated Articles of Incorporation
3.4*	ViaStar Media Corporation Bylaws, dated January 5, 2004
10.1******	Original Screenplay Acquisition Agreement with Charlie Chance Productions, Inc.
10.2******	Employment Agreement with Glen Chilton
10.3******	Employment Agreement with Zee Batal
10.4***	Employment Agreement with John Aquilino
10.5***	Employment Agreement with Richard Brooks
10.6***	Stock Purchase Agreement Dated as of September 26, 2003, ViaStar Holdings, Inc. and Rhiannon Holdings Limited for the Purchase of Moving Pictures
10.7****	2003 Employees/Consultants Stock Compensation Plan of ViaStar Holdings, Incorporated
10.8*****	Articles of Merger of Level X Media Corporation, a Nevada Corporation into ViaStar Holdings, Inc. a Nevada Corporation
10.9*****	Certificate Amending Articles of Merger of ViaStar Holdings, Inc
10.10*	Amended Plan of Merger, dated January 5, 2004
10.11*	Amending Articles of Merger of Level X Media Corporation, a Nevada Corporation into ViaStar Holdings, Inc. a Nevada Corporation
10.12**	First Amended 2003 Employees/Consultants Stock Compensation Plan of ViaStar Holdings, Incorporated
31.1	Certification of John D. Aquilino, Chief Executive Officer
31.2	Certification of Kenneth J. Yonika, Chief Financial Officer
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company's Form DEF 14C filed with the Securities and Exchange Commission on January 28, 2004
**	Incorporated by reference to the Company's Form S-8 POS filed with the Securities and Exchange Commission on January 7, 2004
***	Incorporated by reference to the Company's Form 10-QSB filed with the Securities and Exchange Commission on November 24, 2003
****	Incorporated by reference to the Company's Form S-8 filed with the Securities and Exchange Commission on November 10, 2003
*****	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 6, 2003
******	Incorporated by reference to the Company's Form 10-SB12G filed with the Securities and Exchange Commission on December 13, 1999