Form 10QSB
period 2004-03-31
VIASTAR MEDIA CORP
filed 2004-06-01
CIK 1098226

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTER ENDED MARCH 31, 2004

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

(Former Name - ViaStar Holdings, Inc.) (Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of May 17, 2004: common stock, $0.001 par value - 44,884,906

Transitional Small Business Disclosure Format Yes |X| No | |

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

VIASTAR MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of

	March 31, 2004 (unaudited)	June 30, 2003

ASSETS
Current assets:
Cash and cash equivalents	$153,734	$-
Accounts receivable, net of allowance for doubtful accounts of $20,049 and none at March 31, 2004 and June 30, 2003, respectively	756,266	-
Other receivables	142,517	-
Inventory	1,035,043	-
Prepaid expenses and other	13,670	-

Total current assets	2,101,230	-

Capitalized software and licensed assets, net (Note 4)	576,750	-
Property and equipment, net (Note 3)	4,912,794	-
Goodwill and other intangible assets, net (Note 5)	8,653,366	102,000
Investments	657,083	595,000
Other assets	289,256	-
Notes receivable	-	581,430

Total assets	$17,190,479	$1,278,430

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,280,658	$328,167
Related party liabilities and advances	-	735,749
Credit line - financial institution	214,500	-
Loans payable - current portion	213,564	-

Total current liabilities	1,708,722	1,063,916

Loans payable - non-current portion	21,684	-
Other liabilities	5,011	-
Deferred program rights income	882,000	-

Total liabilities	2,617,417	1,063,916

Stockholders' equity:
Common stock, $0.001 par value; (100,000,000 shares authorized; shares issued and outstanding- 50,884,906 and 10,646,846 at March 31, 2004 and June 30, 2003, respectively)	50,885	10,647
Preferred stock, $0.01 par value; (10,000,000 shares authorized) (Series A Convertible Preferred shares issued and outstanding- 1,904,100 and none at March 31, 2004 and June 30, 2003, respectively)	19,041	-
Additional paid-in capital	19,912,892	2,207,778
Deferred compensation	(150,000)	-
Encumbrances (No shares and 2,000,000 shares, common stock, $0.001 par value at March 31, 2004 and June 30, 2003, respectively)	-	(340,000)
Retained earnings (deficit accumulated during development stage)	(1,663,911)	(1,663,911)
Retained earnings (deficit)	(3,595,845)	-

Total stockholders' equity	14,573,062	214,514

Total liabilities and stockholders' equity	$17,190,479	$1,278,430

See accompanying notes to financial statements.

VIASTAR MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended March 31,

	2004	2003

Revenues:
Replication and authoring	$756,224	$-
Distribution	157,239	-
Advertising	-	-

Total revenue	913,463	-

Cost of goods sold:
Replication and authoring cost of goods sold	390,639	-
Distribution cost of goods sold	37,288	-
Advertising cost of goods sold	-	-

Total cost of goods sold	427,927	-

Gross margin	485,536	-

Selling, general and administrative expenses:
Compensation expense	319,143	75,000
Legal and litigation fees	37,667	-
Other professional fees	353,431	15,500
Administrative expenses	197,664	17,770
Occupancy costs	86,187	-
Travel and entertainment	33,294	-
Bad debt	14,843	-
Depreciation and amortization	449,773	-

Total selling, general and administrative expenses	1,492,002	108,270

Loss from operations	(1,006,466)	(108,270)

Other income and (expense):
Interest expense, net of interest income of none	(15,992)	-

Total other income and (expense)	(15,992)	-

Loss before income taxes	(1,022,458)	(108,270)
Income taxes	1,000	-

Net loss	$(1,023,458)	$(108,270)

Earnings (loss) per common share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted average number of shares - Basic	41,984,626	5,146,846

Weighted average number of shares - Fully Diluted	41,984,626	5,146,846

See accompanying notes to financial statements.

VIASTAR MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Nine Months Ended March 31,

	2004	2003

Revenues:
Replication and authoring	$2,013,747	$-
Distribution	433,074	-
Advertising	78,646	-

Total revenue	2,525,467	-

Cost of goods sold:
Replication and authoring cost of goods sold	1,041,702	-
Distribution cost of goods sold	114,971	-
Advertising cost of goods sold	31,413	-

Total cost of goods sold	1,188,086	-

Gross margin	1,337,381	-

Selling, general and administrative expenses:
Compensation expense	851,047	225,000
Legal and litigation fees	456,388	-
Other professional fees	912,950	55,250
Administrative expenses	527,105	55,621
Occupancy costs	228,831	-
Travel and entertainment	88,784	-
Bad debt	39,582	-
Depreciation and amortization	1,428,010	-

Total selling, general and administrative expenses	4,532,697	335,871

Loss from operations	(3,195,316)	(335,871)

Other income and (expense):
Interest expense, net of interest income of none and $16,079	(55,529)	16,079
Write off of screenplay rights	(100,000)	-
Loss on sale of majority interest in subsidiary	(240,000)	-

Total other income and (expense)	(395,529)	16,079

Loss before income taxes	(3,590,845)	(319,792)
Income taxes	5,000	-

Net loss	$(3,595,845)	$(319,792)

Earnings (loss) per common share:
Basic	$(0.12)	$(0.06)
Diluted	$(0.12)	$(0.06)

Weighted average number of shares - Basic	29,796,804	5,146,846

Weighted average number of shares - Fully Diluted	29,796,804	5,146,846

See accompanying notes to financial statements.

VIASTAR MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Nine Months Ended March 31,

	2004	2003

Operating activities:
Net loss	$(3,595,845)	$(319,92)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	39,582	-
Depreciation and amortization expense	2,284,494	-
Loss on sale of majority interest in subsidiary	240,000	-
Write off of screenplay rights	100,000	-
Common stock issued for services	1,127,000	-
Changes in operating assets and liabilities
Interest receivable	-	(16,079)
Accounts receivable	(136,258)	-
Due from related party	(64,517)	-
Deposits and other assets	(6,388)	-
Inventory	(14,864)	-
Accounts payable and accrued expenses	56,283	34,998
Due to officers and directors	(22,646)	284,287

Net cash provided by (used in) operating activities	6,841	(16,586)

Investing activities:
Purchase of furniture and equipment	(26,668)	-
Artist agreement costs	(6,187)	-

Net cash used in investing activities	(32,855)	-

Financing activities:
Related party advances	100,000	10,204
Payments on line of credit and debt	(120,252)	-
Proceeds from the issuance of common stock	200,000	-

Net cash provided by financing activities	179,748	10,204

Net increase (decrease) in cash	153,734	(6,382)
Cash, beginning of period	-	6,382

Cash, end of period	$153,734	$-

Supplemental disclosure of cash flow information:
Income taxes	$2,400	$-
Interest	$19,456	$-

Supplemental disclosure of non-cash investing and financing activities:
Investment in subsidiary	$47,233	$-
Settlement of notes receivable	700,000	-
Purchase of equipment	600,000	-
Settlement of accounts payable and accrued expenses	475,000	-
Assets acquired in merger	14,650,000	-
Settlement of debt	$112,500	$-

See accompanying notes to financial statements.

VIASTAR MEDIA CORPORATION AND SUBSIDIARIES
Notes to condensed consolidated financial statements (unaudited)

1. Summary of Significant Accounting Policies

Organization

ViaStar Media Corporation (the "Company" or "ViaStar") was organized January 6, 1993, under the laws of the State of Nevada, as Lotus Enterprises, Inc. On April 6, 1999, the State of Nevada approved an increase of authorized capital to 50,000,000 common shares and changed its name to ClubCharlie.com, Inc. On January 22, 2001 the Company changed its name to ViaStar Holdings, Inc. On July 18, 2003 the Company entered into an agreement and plan of merger with Level X Media Corporation ("Level X") whereby a change in control occurred. On January 23, 2004, the State of Nevada approved an increase of authorized capital (100,000,000 common and 10,000,000 preferred) and changed its name to ViaStar Media Corporation. On March 31, 2004, the Company acquired all of the issued and outstanding capital of MasterDisk Corporation ("MasterDisk"), a New York corporation, which became a wholly owned subsidiary of the Company.

Basis of presentation

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position at March 31, 2004 and June 30, 2003, and the consolidated results of operations for the three-month and nine-month periods ended March 31, 2004 and 2003 and the consolidated cash flows for the nine-month periods ended March 31, 2004 and 2003. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

Certain notes and other information have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Company's public filings with the Securities and Exchange Commission (the "SEC"). Certain information in the financial statements may have been reclassified to conform to current period presentation.

Principles of consolidation

The accompanying condensed consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of four wholly owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts receivable

The Company through its ViaStar Distribution division sells entertainment and media products to national and regional retail chains through several sales representatives and distributors, during the normal course of business. The Company receives most sales receipts within a 90-day term. Sales are determined when the retailer scans the product at point of purchase. The Company through its subsidiary MasterDisk provides replication and authoring services to the music industry on a project-by-project basis. The Company receives payment on invoiced projects within 90 days of being invoiced.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and trade receivables. The Company intends to invest available cash in money market securities of high-credit-quality financial institutions. The Company had approximately $153,000 in cash and/or cash equivalents as of March 31, 2004 and none as of June 30, 2003.

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

Intangible assets and goodwill

In January 2002, the Company adopted Statement of Financial Standards No. 142 ("SFAS 142"), which requires the discontinuance of amortization of goodwill and certain intangible assets with indefinite useful lives. SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite life be reviewed for impairment upon the adoption of SFAS 142 and annually thereafter. The Company performed its initial impairment review upon adoption and will perform an annual impairment review. Other intangibles with finite lives are amortized over their estimated useful lives.

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

Revenue recognition

Revenue for music is generated when the product is scanned at the point of sale ("POS"). The period of time from initial order to shipment of the product typically ranges from thirty to forty five days. Revenue for replication and authoring is generated when the mastering process begins at the mastering facilities. Replication and authoring revenues are recognized on a project-by-project basis.

Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Income tax expense (benefit) is comprised of the tax payable (receivable) for the period and the change in deferred income tax assets and liabilities during the period. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company through its subsidiary MasterDisk, at March 31, 2004, recorded a deferred tax asset of $240,000.

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

Segment reporting

Management reviews the operating results of the Company's subsidiaries for the purpose of making operating decisions and assessing performance. Based on the aggregation criteria in Statement of Financial Accounting Standards No. 131, the Company has aggregated the results of all its operating subsidiaries into one reportable segment.

2. Inventories

Inventories at March 31, 2004 and June 30, 2003 are summarized as follows:

	March 31, 2004 (unaudited)	June 30, 2003

Finished goods	$1,029,475	$-
Work in process	5,568	-
Consigned goods	-	-

Inventory	$1,035,043	$-

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

3. Property and Equipment

Property and equipment at March 31, 2004 and June 30, 2003 are summarized as follows:

	March 31, 2004 (unaudited)	June 30, 2003

Technology equipment, furniture and fixtures	$1,790,337	$-
Studio and production equipment	4,790,670	-

	6,581,007	-
Less accumulated depreciation	1,668,213	-

Property and equipment, net	$4,912,794	$-

Depreciation expense was $1,668,213 and none for the nine months ended March 31, 2004 and 2003, respectively.

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

Capitalization of such costs will cease no later than the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs were $576,750 and none as of March 31, 2004 and June 30, 2003, respectively.

5. Goodwill and Other Intangible Assets

During July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 was effective January 1, 2002 and required that goodwill and certain intangible assets remain on the balance sheet and may not be amortizable for financial reporting purposes. On an annual basis, or when there is reason to suspect that goodwill and certain intangible asset values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company has complied with the periodic impairment test procedures required as outlined in SFAS 142. Goodwill as of March 31, 2004 approximates $3,805,510, the difference between the price paid for its acquisitions and the fair value of the net assets acquired in the transactions. The Company does not believe that any impairment of goodwill or other intangibles is necessary at this time.

Goodwill and other intangible assets at March 31, 2004 and June 30, 2003 are summarized as follows:

	March 31, 2004 (unaudited)	June 30, 2003

Screenplay rights	$-	$100,000
Organizational costs	2,000	2,000
Artist agreements	930,687	-
Mailing/subscriber list	250,000	-
Retail distribution agreement	4,281,450	-
Goodwill	3,805,510	-

	9,269,647	102,000
Less accumulated amortization	616,281	-

Goodwill and other intangible assets, net	$8,653,366	$102,000

Acquired intangible assets are subject to amortization and are comprised of customer lists, mailing/subscriber lists, trademarks and trade names, patents, and contractual agreements. The retail distribution agreement is being amortized over ten years. The artist agreements and mailing/subscriber list are being amortized over three years. All other intangible assets are being amortized over five years. No significant residual value is estimated for intangible assets. The increase in intangible assets for the nine months ended March 31, 2004, resulted primarily from the acquisition of intangible assets from Level X and a comprehensive mailing/subscriber list. The Company for the nine months ended March 31, 2004 wrote off the remaining screenplay rights, as fair value approximates zero.

6. Investment in and Sale of Majority Interest

The Company on April 23, 2003 entered into a transaction to purchase Moving Pictures International Ltd, ("MPI") an entertainment magazine. The Company issued 3,500,000 shares of common stock, par value $0.001 in connection with the purchase of MPI. The purchase of MPI was an elaborate brokered transaction by the recipient of the shares. The brokered purchase of MPI was accounted for under the purchase method of accounting. Total investment required in MPI by the Company included the assumption of (undisclosed at the time of sale) substantial liabilities and the payment of shares of the Company's common stock, which approximated $1,200,000. The purchase of MPI was to be solely through the issuance of shares of the Company's common stock. The Company through the actions of a member of prior management and a related party of the seller became obligated for payments on behalf of MPI. The obligations were never audited or verified for purposes of the Company and its shareholders as required by law. The transaction was denominated in the English pounds (£) converted to US dollars ($) for financial statement purposes. No foreign currency translation adjustment was necessary. The Company on September 26, 2003 entered into an agreement to sell MPI and relieve itself of the debt..

7. Notes Receivable

Prior to September 30, 2003 the Company settled a $300,000 note receivable and accrued interest with payment on accounts payable and accrued salary in excess of $330,000.

8. Related Party Liabilities and Advances

The Company records various costs and expenses, which have been paid for in the normal course of business by its officers and directors. The Company also records the accrual of officer's salaries and director fees. Amounts due officers and directors include, none and $735,749 of related party liabilities, advances, and accrued officers salary as of March 31, 2004 and June 30, 2003, respectively. The Company through negotiation and settlement retired all amounts due related parties.

9. Capital Structure

The Company on January 5, 2004 through a vote of the shareholders holding a majority of control approved an increase in the number of authorized shares of common stock, $0.001 par value to 100,000,000 and the creation of a new class of equity, authorizing 10,000,000 shares of "Blank Check" preferred stock, $0.01 par value. Furthermore through the vote of the shareholders holding a majority control, the Company approved the issuance of Series A Convertible Preferred Stock designation used in the completion of the amended merger with Level X.

10. Encumbrances and Related Party Transactions

During the nine month period ended March 31, 2004, the Company encumbered 7,000,000 shares of common stock (stated value of $1,490,000) with a related party of the MPI seller of $700,000. The funds were advanced from the related party of the MPI seller to settle outstanding obligations (but undisclosed at the time of sale) of MPI. Monies were advanced with the condition (1) that the short-term advances would be secured by the issuance of 2,000,000 shares of common stock of the Company (which occurred prior to June 30, 2003) and the issuance of 5,000,000 shares of common stock of the Company (which occurred subsequent to June 30, 2003), (2) in the event the Company was not able to repay the monies advanced the affiliate would take free and clear title to the common stock.

The advances and rights associated with the advances were transferred to and assumed by the related party of the MPI seller. The Company entered into a note payable with the related party of the MPI seller in the amount of $700,000, with interest payments of $6,000 per month for a period of 24 months, with the remaining principal and interest due and payable on the 24th month. On September 26, 2003 the affiliate entered into a transaction whereby the related party of the MPI seller would purchase an 80% controlling interest in MPI. The purchase price was as follows, the related party of the MPI seller would return to the Company, seven million (7,000,000) shares of common stock received as collateral for the advances/note payable, the assumption of all liabilities associated with MPI, the assumption of the $700,000 note payable and the issuance of two million (2,000,000) shares of common stock. The Company recognized a loss of $240,000 on the sale of MPI..

11. Acquisition of MasterDisk

On March 31, 2004, the Company issued 10,000,000 shares of its common stock to the shareholders of MasterDisk in exchange for all of the issued and outstanding shares of MasterDisk. As a result of the share exchange, MasterDisk became a wholly owned subsidiary of the Company.

MasterDisk headquartered in New York City, is one of the leading audio, video and multimedia mastering facilities in the U.S.. The Company through its wholly owned subsidiary provides state of the art authoring for digital videodisks, and multichannel 5.1 mastering. For over thirty years MasterDisk has provided quality media mastering through personal service, expertise and creativity.

The Company recognized goodwill of $546,000 (see Note 5- Goodwill and Other Intangible Assets) related to the excess of the purchase price over the nets assets. The acquisition was accounted for under the purchase method of accounting. Results of operation since the date of acquisition have been included in the condensed consolidated financial statements.

12. Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred approximately $5,000,000 in losses since inception. This, as well as the risks associated with raising capital through the issuance of equity and/or debt securities, creates uncertainty as to the Company's ability to continue as a going concern.

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

In January 2003, the FASB issued FASB Interpretation (FIN) 46, "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its own activities or where the owners of the entity lack the risk and reward of ownership. In October 2003, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. This deferral is to allow time for certain implementation issues to be addressed through the issuance of a potential modification to the interpretation. The deferral revised the effective date for consolidation of these entities until the end of the first interim or annual period ending after December 15, 2003. We adopted this statement as of December 31, 2003, which had no material impact on our financial statements.

In April 2003, the FASB issued FAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Issued FAS 149 amends and clarifies financial accounting and reporting for derivative instruments. This statement is effective for contracts entered into or modified after June 30, 2003. We adopted this statement as of June 30, 2003, which had no material impact on our financial statements.

In May 2003, the FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which addresses how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuers. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. We adopted this statement as of June 30, 2003, which had no material impact on our financial statements.

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

The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, estimates made by management with respect to the Company's critical accounting policies, cancellations of projects, and other factors, including general economic conditions, not within the Company's control. The factors discussed herein and expressed from time to time in the Company's filings with the Securities and Exchange Commission (the "SEC") could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. On August 21, 2003, the Company changed its fiscal year end from December 31st to June 30th.

Results of Operations

As discussed elsewhere in this report the Company merged with Level X Media Corporation ("Level X") and acquired MasterDisk Corporation ("MasterDisk"), which became the primary operations of the Company. Managements' discussion and analysis is the results of operations of the "post-merger" business and the "pre-merger" operations. The "pre-merger" operations of the Company were strictly limited to the identification of business opportunities and compliance with the laws of the SEC. Limited activities were conducted in the identification of various merger and acquisition targets but without much success. The Company's capital requirements depend on numerous factors, including the profitability of our products and services and our ability to control costs. We may need to seek substantial investment from either financial institutions or individual investors. Any new investment could cause substantial dilution to existing stockholders.

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

	Replication/Authoring	Distribution

Revenues:	$756,224	$157,239
Cost of goods sold:	390,639	37,288

Gross margin	365,585	119,951

Selling, general and administrative expenses:	132,795	199,193
Compensation expense:	124,750	194,393
Professional fees:	22,657	368,441
Depreciation and amortization expense:	144,816	304,957

Loss from operations	(59,433)	(947,033)

The Company generated $913,463 in revenues (replication and authoring sales - $756,224, and distribution sales - $157,239) during the three months ended March 31, 2004, compared to none for the comparative period ending March 31, 2003. The Company incurred $427,927 in cost of goods sold (replication and authoring cost of goods sold - $390,639, distribution cost of goods sold - $37,288) on revenues generated during the three months ended March 31, 2004, compared to none for the comparative period ending March 31, 2003. The Company recognized a gross margin of $485,536 (replication and authoring margins - $365,585, and distribution margins - $119,951) during the three months ended March 31, 2004, compared to none for the comparative period ending March 31, 2003. The Company believes that revenues and costs of goods sold will increase accordingly as the Company enters new distribution markets, the release of new products from various artists under management, and the increase and expansion of the replication and authoring business. Replication and authoring sales represented 82.7% of total revenues, while distribution sales represented 17.3% for the three months ended March 31, 2004. Replication and authoring cost of goods sold represented 91.3% of total cost of goods sold, while distribution cost of goods sold represented 8.7% for the three months ended March 31, 2004. As a percentage of revenues, cost of goods sold represented 46.8%, while as separate revenue streams, replication and authoring cost of goods sold represented 51.7% of replication and authoring revenues, while distribution cost of goods sold represented 23.7% of distribution revenues. As a percentage of revenues, gross margins of 53.2% were realized, while as separate revenue streams, gross margins on replication and authoring of 48.3% were realized, with gross margins on distribution 76.3% were realized. As revenues from distribution increases as an overall percentage of revenue, gross margins shall improve.

Selling, general and administrative expenses were $331,988 for the three months ended March 31, 2004, representing an increase of $314,218 as compared to selling, general and administrative expenses of $17,770 for the three months ended March 31, 2003. Compensation expense was $319,143 (replication and authoring compensation - $132,795, and distribution compensation - $199,193) for the three months ended March 31, 2004; representing an increase of $244,143, as compared to compensation expense of $75,000 for the three months ended March 31, 2003. Compensation expense has increased dramatically with the addition of new management and several staff members, along with the acquisition of MasterDisk and its personnel. The Company added the following during the three months ended March 31, 2004, a Chief Financial Officer, a distribution manager as well as several other staff members. The Company believes that its level of staffing is sufficient for the near term and expected revenue growth for both replication and authoring and distribution.

Professional fees (which includes legal counsel along with various litigation costs and estimates) were $391,098 for the three months ended March 31, 2004 an increase of $303,643, as compared to professional fees of $17,770 for the three months ended March 31, 2003. Legal and litigation fees of $37,667 are attributable to the defense of the corporation against the activities of prior management. The Company's in-house legal counsel oversees the services of outside legal counsel as well as the various judicial matters that the Company is involved in, as well as providing advice on contractual matters and other regulatory issues. The Company has incurred substantial time and expense in defending itself against Mr. David Dadon who alleges that he was an officer and director of the Company and owed considerable consideration for his past services. The Company has countered sued for damages from Mr. Dadon and shall seek all legal remedies thereon to recover its costs of defense. As of the date of this report the Company is in the process of settling all pending litigation with Mr. David Dadon, and affiliates of Mr. Dadon. The Company has continually responded to allegations and alleged obligations owed by the Company to various legal entities that were entered into prior to the merger with Level X and were not disclosed to the shareholders of Level X. The Company believes that the obligations or alleged liabilities are the direct and personal responsibilities of prior management and will vigorously defend the shareholders against these liabilities. The Company further believes that several transactions entered into or on the behalf of the corporation by prior management were in fact created for or crafted to afford unjust enrichment to the members of prior management either individually or as a group.

The Company incurred approximately $222,500 in consulting and business development services, and approximately $25,000 of professional fees in association with the Company's development of internal software and the technological feasibility of such software development. The Company has recently begun to capitalize software development costs approximating $576,500. The Company hired a Chief Information Officer to assist in the software and website development and believes to have a completion date within the first quarter of fiscal 2004.P>

Depreciation and amortization expense was $449,773 for the three months ended March 31, 2004, as compared to none for the three months ended March 31, 2003. Depreciation and amortization expense is recognized on the fair value of the assets obtained in the merger with Level X and the acquisition of MasterDisk. The Company uses the straight-line method of depreciation over an estimated life of five years and amortization ranging from three to ten years. Depreciation and amortization expense for replication and authoring was $144,816 and for distribution was $304,957, for the three months ended March 31, 2004.

Interest expense was $15,992 for the three months ended March 31, 2004 as compared to none for the three months ended March 31, 2003. Interest expense is attributable primarily to the loans acquired in the MasterDisk transaction. The Company has not recognized any additional losses on the sale of the controlling interest in MPI or its business operations as being impaired.

The Company recognized approximately $450,000 in depreciation and amortization expense and $250,000 in accrued professional fees and salaries. The Company's net loss from operations approximated $1,020,000 inclusive of the $700,000 in accrued expenses, depreciation and amortization for the three months ended March 31, 2004.

As a result of the foregoing factors, we incurred a net loss of $1,023,458 for the three months ended March 31, 2004, as compared to a net loss of $108,270 for the three months ended March 31, 2003. This represents an increase in net loss of $915,188. The Company over the past three months has incurred substantial expense in its efforts to clean up operational issues, litigation and corporate governance issues.

Nine months ended March 31, 2004 compared to the nine months ended March 31, 2003

	Replication/Authoring	Distribution

Revenues:	$2,013,747	$433,074
Cost of goods sold:	1,041,702	114,971

Gross margin	972,045	318,103

Selling, general and administrative expenses:	525,828	358,474
Compensation expense:	333,815	517,232
Professional fees:	68,658	1,300,680
Depreciation and amortization expense:	438,836	989,174

Loss from operations	(395,092)	(2,847,457)

The Company generated $2,525,467 in revenues (replication and authoring sales - $2,013,747, and distribution sales - $433,074) during the nine months ended March 31, 2004, compared to none for the comparative period ending March 31, 2003. The Company incurred $1,188,086 in cost of goods sold (replication and authoring cost of goods sold - $1,041,702, distribution cost of goods sold - $114,971) on revenues generated during the nine months ended March 31, 2004, compared to none for the comparative period ending March 31, 2003. The Company recognized a gross margin of $1,337,381 (replication and authoring margins - $972,045, and distribution margins - $318,103) during the nine months ended March 31, 2004, compared to none for the comparative period ending March 31, 2003. The Company believes that revenues and costs of goods sold will increase accordingly as the Company enters new distribution markets, the release of new products from various artists under management, and the increase and expansion of the replication and authoring business. Replication and authoring sales represented 79.7% of total revenues, while distribution sales represented 20.3% for the nine months ended March 31, 2004. Replication and authoring cost of goods sold represented 87.7% of total cost of goods sold, while distribution cost of goods sold represented 12.3% for the nine months ended March 31, 2004. As a percentage of revenues, cost of goods sold represented 47.0%, while as separate revenue streams, replication and authoring cost of goods sold represented 51.7% of replication and authoring revenues, while distribution cost of goods sold represented 26.5% of distribution revenues. As a percentage of revenues, gross margins of 52.9% were realized, while as separate revenue streams, gross margins on replication and authoring of 48.3% were realized, with gross margins on distribution 73.5% were realized. As revenues from distribution increases as an overall percentage of revenue, gross margins shall improve. The Company for the time period that it held a controlling interest in MPI recognized revenue from advertising of $78,646 and advertising cost of goods sold of $31,413. The Company recognized gross margins of $47,233 from advertising. The Company owned a controlling interest in MPI from July 2003 through September 2003.

Selling, general and administrative expenses were $884,302 for the nine months ended March 31, 2004, representing an increase of $828,681 as compared to selling, general and administrative expenses of $55,621 for the nine months ended March 31, 2003. Compensation expense was $851,047 (replication and authoring compensation - $333,815, and distribution compensation - $517,232) for the nine months ended March 31, 2004; representing an increase of $626,047, as compared to compensation expense of $225,000 for the nine months ended March 31, 2003. Compensation expense has increased dramatically with the addition of new management and operations from Level X, along with the acquisition of MasterDisk and its personnel. The Company believes that its level of staffing is sufficient for the near term and expected revenue growth for both replication and authoring and distribution.

Professional fees (which includes legal counsel along with various litigation costs and estimates) were $1,369,338 for the nine months ended March 31, 2004 an increase of $1,314,088, as compared to professional fees of $55,250 for the nine months ended March 31, 2003. Legal and litigation fees of $912,950 (a significant portion of professional fees) are attributable to the defense of the corporation against the activities of prior management. The Company's in-house legal counsel oversees the services of outside legal counsel as well as the various judicial matters that the Company is involved in, as well as providing advice on contractual matters and other regulatory issues. The Company has incurred substantial time and expense in defending itself against Mr. David Dadon who alleges that he was an officer and director of the Company and owed considerable consideration for his past services. The Company has countered sued for damages from Mr. Dadon and shall seek all legal remedies thereon to recover its costs of defense. As of the date of this report the Company is in the process of settling all pending litigation with Mr. David Dadon, and affiliates of Mr. Dadon. The Company has continually responded to allegations and alleged obligations owed by the Company to various legal entities that were entered into prior to the merger with Level X and were not disclosed to the shareholders of Level X. The Company believes that the obligations or alleged liabilities are the direct and personal responsibilities of prior management and will vigorously defend the shareholders against these liabilities. The Company further believes that several transactions entered into or on the behalf of the corporation by prior management were in fact created for or crafted to afford unjust enrichment to the members of prior management either individually or as a group.

The Company incurred approximately $400,000 in consulting and business development services, and approximately $46,000 of professional fees in association with the Company's development of internal software and the technological feasibility of such software development. The Company has recently begun to capitalize software development costs approximating $576,500. The Company hired a Chief Information Officer to assist in the software and website development and believes to have a completion date within the first quarter of fiscal 2004.

Depreciation and amortization expense was $1,428,010 for the nine months ended March 31, 2004, as compared to none for the nine months ended March 31, 2003. Depreciation and amortization expense is recognized on the fair value of the assets obtained in the merger with Level X and the acquisition of MasterDisk. The Company uses the straight-line method of depreciation over an estimated life of five years and amortization ranging from three to ten years. Depreciation and amortization expense for replication and authoring was $438,836 and for distribution was $989,174, for the nine months ended March 31, 2004.

Interest expense was $55,529 for the nine months ended March 31, 2004 as compared to interest income of $16,079 for the nine months ended March 31, 2003. Interest expense is attributable primarily to the loans acquired in the MasterDisk transaction. The Company recognized a write off of $100,000 for the nine months ended March 31, 2004 for the ClubCharlie screenplay rights. The Company believes the complete write off of the screenplay rights value properly represents the Company's decision to move away from the highly capital-intensive moving picture industry to the resurgent independent music industry and that the independent label as being the primary choice of the current day musical artist. The Company to date has not recognized any additional losses on the sale of its controlling interest in MPI or its business operations as being impaired.

The Company recognized approximately $1,430,000 in depreciation and amortization expense and $950,000 in accrued professional fees and salaries. The Company's net loss from operations approximated $3,590,000 inclusive of the $2,380,000 in accrued expenses, depreciation and amortization for the nine months ended March 31, 2004.

As a result of the foregoing factors, we incurred a net loss of $3,595,845 for the nine months ended March 31, 2004, as compared to a net loss of $319,792 for the nine months ended March 31, 2003. This represents an increase in net loss of $3,276,053. The Company over the past nine months has incurred substantial expense in its efforts to clean up operational issues, litigation and corporate governance issues.

Liquidity and Capital Resources

For the Nine Months Ended March 31, 2004

Net cash provided by operating activities	$6,841
Net cash used in investing activities	$32,855
Net cash provided by financing activities	$179,748

The principal uses of our liquidity are to finance capital expenditures and fund our operations. We operate in a capital-intensive, high cost industry that requires significant amounts of working capital to fund operations; particularly the start-up and development expenses related to media projects. The discontinuance of various operations will eliminate a large need for capital and allow the Company to fund operations with projects that should turn into revenue production in a short period of time.

Our primary sources of liquidity to fund our operations and capital expenditures and satisfy our obligations are borrowings from officers and directors of the Company, and limited equity proceeds. We are currently conducting a private placement of our common stock. Through to date we have raised approximately $300,000 in capital.

Net cash provided by operating activities was $6,841 for the nine months ended March 31, 2004, representing an increase in the provision of cash of $23,427 from cash used of $16,586 for the nine months ended March 31, 2003.

Net cash used in investing activities was $32,855 for the nine months ended March 31, 2004, representing an increase in use of cash of $32,855 from none for the nine months ended March 31, 2003. The Company purchased technology equipment for operational purposes.

Net cash provided by operating activities was $179,748 for the nine months ended March 31, 2004, representing an increase in the provision of cash of $169,544 from $10,204 for the nine months ended March 31, 2003. The Company borrowed $100,000 from a related party in order to pay the obligations of the Company and received $200,000 in proceeds from the sale of restricted securities.

Our ability to fund working capital needs, planned capital expenditures and scheduled debt payments, implement expansion plans, and refinance indebtedness depends on our future operating performance and cash flows from operations and raising money, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. These factors along with many others may preclude us from emerging from a going concern status anytime soon.

Our increased level of debt may make it difficult for us to borrow funds in the future and for that fact has made it difficult for us to seek normal financing on terms that are reasonable. Based on our current level of operations and anticipated growth, we believe that cash flows from operations, together with future borrowings under our credit facilities, may not be sufficient over the next year to meet our liquidity requirements, which includes debt service, working capital needs and capital expenditures. We believe that the we will be required to obtain other sources of financing in order to continue.

The Company continues to fund working capital needs from sales of product and from the use of short-term payables. The Company through MasterDisk acquired several debt instruments, all with short-term periods of repayment. The Company believes with the assistance of its current financial advisor, Bond Capital Management, and other finance professionals that it will be successful in securing capital of $2,500,000 to $3,000,000. A definitive letter of intent for such underwriting has not been received as of yet, however the Company remains confident that it will receive a firm commitment within 90 days.

Capital Expenditures

Nine months ended March 31, 2004 compared to the nine months ended March 31, 2003

We incur capital expenditures for the purposes of:

  Purchasing new technology and constructing leasehold improvements for our warehouse;

  Acquiring existing studio and mastering facilities;

  Upgrading existing technology to increase volume and/or quality; and

  Replacing less advanced technology.

Capital expenditures (excluding acquisitions) totaled $32,855 for the nine months ended March 31, 2004, compared to none for the nine months ended March 31, 2003. Capital expenditures related to acquisitions amounted to $6,000,000 for the nine months ended March 31, 2004, compared to none for the nine months ended March 31, 2003. The Company through its merger with Level X and the acquisition of MasterDisk acquired state of the art technology with which to engage in studio production and mastering services. The Company during the nine months ended March 31, 2004 purchased $600,000 in technology equipment in support of its website and software development through the issuance of common stock of the Company.

Capital expenditures, in the aggregate, amounted to $6,632,855 for the nine months ended March 31, 2004 as compared to none for the nine months ended March 31, 2003. This includes capital expenditures financed through the use of capital lease obligations of $450,000 (assumed with the acquisition of MasterDisk) for the nine months ended March 31, 2004 as compared to none for the nine months ended March 31, 2003. The Company for the past nine months significantly increased its growth and expansion efforts through its merger with Level X and the acquisition of MasterDisk.

We believe that capital expenditures will increase significantly for the next fiscal year ending June 30, 2005. The Company may or may not incur these expenditures through acquisition or merger activities.

During the nine months ended March 31, 2004, we spent approximately $102,000 to upgrade our information systems in anticipation of supporting our growth, and to improve our profitability in our industry.

We may in the future again evaluate acquisition opportunities, and from time to time enter into non-binding letters of intent. As of the date of this report we are not subject to any definitive agreements or binding letters of intent with respect to any acquisitions, nor are we actively pursuing any acquisitions.

Going Concern

As discussed in the accompanying consolidated financial statements and results of operations contained in the management's discussion and analysis section, the Company and its predecessors have incurred approximately $5,000,000 in losses since inception. This, as well as the risks associated with raising capital through the issuance of equity and/or debt securities, creates uncertainty as to the Company's ability to continue as a going concern.

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

There can be no assurance that the Company will be successful in its efforts to increase sales and to issue debt and/or equity securities for cash or as payment for outstanding obligations.

Capital-raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. During the nine months ended March 31, 2003 and March 31, 2004, the Company raised capital through the issuance of equity securities totaling approximately none and $200,000 in the aggregate, respectively.

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

Critical Accounting Policies, Estimates and Risks

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission (the "SEC"), requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The notes to the consolidated financial statements include a summary of significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Principles of consolidation. The accompanying consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of four wholly owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Cash and cash equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts receivable. The Company through its ViaStar Distribution division sells entertainment and media products to national and regional retail chains through several sales representatives and distributors, during the normal course of business. The Company receives most sales receipts within a 90-day term. Sales are determined when the retailer scans the product at point of purchase. The Company through its subsidiary MasterDisk provides replication and authoring services to the music industry on a project-by-project basis. The Company receives payment on invoiced projects within 90 days of being invoiced.

Concentration of credit risk. Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and trade receivables. The Company intends to invest available cash in money market securities of high-credit-quality financial institutions. The Company had approximately $153,000 in cash and/or cash equivalents as of March 31, 2004 and none as of June 30, 2003.

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

Intangible assets and goodwill. In January 2002, the Company adopted Statement of Financial Standards No. 142 ("SFAS 142"), which requires the discontinuance of amortization of goodwill and certain intangible assets with indefinite useful lives. SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite life be reviewed for impairment upon the adoption of SFAS 142 and annually thereafter. The Company performed its initial impairment review upon the adoption and will perform an annual impairment review. Other intangibles with finite lives are amortized over their estimated useful lives.

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

Revenue recognition. Revenue for music is generated when the product is scanned at the point of sale ("POS"). The period of time from initial order to shipment of the product typically ranges from thirty to forty five days. Revenue for replication and authoring is generated when the mastering process begins at the mastering facilities. Replication and authoring revenues are recognized on a project-by-project basis.

Income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Income tax expense (benefit) is comprised of the tax payable (receivable) for the period and the change in deferred income tax assets and liabilities during the period. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company through its subsidiary MasterDisk, at March 31, 2004, has recorded a deferred tax asset of approximately $240,000.

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

Going concern. As shown in the accompanying condensed consolidated financial statements, the Company has incurred approximately $5,000,000 in losses since inception. This, as well as the risks associated with raising capital through the issuance of equity and/or debt securities, creates uncertainty as to the Company's ability to continue as a going concern.

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

General

Business Organization. ViaStar Media Corporation (the "Company" or "ViaStar") was organized January 6, 1993, under the laws of the State of Nevada, as Lotus Enterprises, Inc. On April 6, 1999, the State of Nevada approved an increase of authorized capital to 50,000,000 common shares and changed its name to ClubCharlie.com, Inc. On January 22, 2001 the Company changed its name to ViaStar Holdings, Inc. to reflect a change in its business model and corporate structure. On July 18, 2003 the Company entered into an agreement and plan of merger with Level X Media Corporation ("Level X") to acquire all of the issued and outstanding shares of Level X. The Company's operations and management transferred to Phoenix, Arizona. On January 23, 2004, the State of Nevada approved an increase in of authorized capital to 100,000,000 common shares and 10,000,000 preferred shares and changed its name to ViaStar Media Corporation. On March 31, 2004, the Company acquired all of the issued and outstanding capital of MasterDisk Corporation ("MasterDisk"), a New York corporation, which became a wholly owned subsidiary of the Company.

Operations. ViaStar is one a few music entertainment businesses that has the operations and capabilities to develop, produce and distribute music compact disks ("CDs"), digital video disks ("DVDs"), films, videos and other media products to consumers globally. By the direct control and ownership of a global distribution network, the Company effectively controls the distribution of its media related products to more than 22,000 retail outlets. Gross margins derived from the self-owned distribution channel and the development of products in-house, effectively double that of a traditional media content provider. The Company believes this advantage dissipates its products from being at the mercy of other global distributors who usually demand substantial upfront payments to receive and distribute product. The Company is distinguished by the possession of the "complete pipeline" enabling development, production and placement of its media product on the shelves of retailers nationwide and globally.

The Company boasts a powerful in-house arsenal that includes an aggressive product development division for music, including production studios, mastering, authoring, encoding and content preparation facilities, artist management, booking and, a complete state-of-the-art marketing & promotions department as well as an international distribution network of major retail chains, servicing more than 22,000 retail locations globally; and a carefully hand-picked management team possessing talent and industry visibility.

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

VSD handles the distribution and sales for the Company's entire diverse and vast roster of labels as well as the wide variety of client labels. VSD's coverage includes over 22,000 retailers globally with direct fulfillment to retail chains such as: Tower Records, Wal-Mart, Virgin Mega Stores, HMV, Blockbuster, Musicland, Sam Goody, MediaPlay, Wherehouse, Best Buy, Camelot, Barnes & Noble, Borders, Record Town, Strawberries, Coconuts, For Your Entertainment, Transworld, Specs, Peaches, Plan 9, Hastings, Music Millennium and thousands of other independent music retailers. VSD's customers include all key one-stop distribution businesses such as: AEC, Super D, Norwalk, Galaxy and Baker & Taylor Entertainment. These one-stop distribution accounts are critical in servicing smaller stores, remote locations and secondary markets.

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

Artists and Product. ViaStar has both a unique strength and a legacy of music that flows from a diverse family of record labels which include: Fahrenheit Records, Celsius, Circadian, Finer Arts Classical, Horizon Music, Accurate Records, Sefarad Records, Synergy Music Group, Music City Records, Sunbird Records, Truart Records, ViaStar Records, ViaStar Classical, Light of the Spirit Records and Quadra Records, Acclaim Records and Chocolate Fireguard Records.

Artists marketed by ViaStar through the label/distribution group include: Willie Nelson, Tim Weisberg, Gardner Cole, David Benoit, Roy Clark, Above the Clouds with Michael McDonald, Bobby Vee, Kenny Rankin, The St. Petersburg Philharmonic, The London Philharmonic, Moscow String Quartet, Ekaterinburg Classical Trio, Sam Harris, Andreas Klein, Stepfanie Kramer, Cliff Richard, Opie Gone Bad, Sister Sledge, Vespertina, Khani Cole, Above the Cloud, Tony Guerrero, Ed Hamilton, Images, Gregg Karukas, Jeff Kashiwa, Roy Meriwether, Dean Peer, Kim Pensyl, and Charley Pride, Erotic Liquid Culture, Jared Burton, The Booty Boys and Peter Murphy.

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

A.V.O. offers its clients the following: production services: music supervision, project coordination and management, talent coordination, composition, arranging, sequencing, complete audio postproduction including sound design, sound FX design, Foley, sound to picture lay-back and music editorial for any medium as well as ADR audio engineering services. Additionally, A.V.O. offers complete tracking/mixing facilities for all output mediums, stereo, and surround, 5.1. Dialog editing, pre-lay for mixing for TV, film, music, interactive media DVD VO/Foley/ADR/Walla recording, marketing and entertainment re-mixing for foreign distribution, compact disk-read only memory ("CD-ROM") compression technologies for all output mediums and hi speed digital networking service for remote sample accurate audio.

Media Mastering. MasterDisk Corporation, a wholly own subsidiary of ViaStar, was established in 1973 as a part of PolyGram Records, MasterDisk has since been a part of more than 13,000 releases. The Company has been an industry leader in CD and DVD preparation, authoring and mastering for over 31 years and features an experienced, world-class staff of engineers and media professionals which includes Howie Weinberg, Tony Dawsey, Andy VanDette, Roger Lian and Dave Kutch.

The staffs' long list of credentials span every possible music genre and include such platinum artists as Sheryl Crow, U2, Mariah Carey, The Ramones, Outkast, Smashing Pumpkins, Aretha Franklin, Roberta Flack, Whitney Houston, Kid Rock, P.J. Harvey, Rush, Korn, The Cult, The Cure, Creed, Def Lepard, Garbage, Helmet, Moby, Prince, The Redhot Chili Peppers, Santana, Soundgarden, Madonna, DMX, Jay-Z, Foxy Brown, Al Green, KRS-One, Miami Sound Machine, Nine Inch Nails, The Rolling Stones, Queen Latifa, Deep Purple, The Beastie Boys, David Bowie, Richard Marx, Toni Braxton, Britney Spears, Blues Travelers, Led Zeppelin, Nirvana, R.E.M, Bruce Spingsteen, Faith Hill, Slayer, LL Cool J, Eminem, Limp Bisket, Christina Aguilera, Everlast, Faith Evans, Monster Magnet, Ben Folds Five and Cheap Trick to name a few.

Based near the heart of Times Square, MasterDisk's 15,000 square foot facility includes seven of the world's finest mastering suites, including two 5.1 surround rooms, four vinyl cutting lathes, full DVD authoring, encoding and quality control and a complete graphic and animation department. MasterDisk has long been a pioneer in the entertainment industry offering its customers state of the art technologies such as DVD authoring, multi-channel 5.1 mastering, Web-enabled DVD as well as being the first mastering facility in the United States to offer a fully integrated digital console. MasterDisk is a World Class facility, producing hundreds of gold and platinum albums, which have resulted in countless Grammy and TEC Awards.

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

*

The Company is a content provider and wholesaler. Whereas most independent labels must first sell to and then pay distribution companies to make their products available to consumers The Company requires no middleman. Accordingly, the Company's breakeven points for audio and video production, marketing and distribution are therefore substantially lower then our independent competitors resulting in gross margins on a per unit basis that are significantly increased.

*

Both A.V.O. Studios and MasterDisk, (our NY based mastering facility) provide ViaStar the ability to "in-source" the majority of its production, recording, mastering and encoding costs thus significantly reducing the initial capital requirements for releases. ViaStar offers these services to distributed labels as additional value-added services in return for greater profit participation per release. ViaStar assists its distributed labels by lowering its initial capital outlay for production, leaving more dollars for marketing of their releases. ViaStar benefits by capturing increased revenues from higher distribution fees in return for production commitments.

*

Our in-house legal and IT departments permit us to "in-source" the majority of such related activities and respond more quickly and efficiently. This provides a significant advantage in response time and ability to close on opportunities.

The true power of the Company's business model is the ease with which artists can and will be acquired and translate into revenue opportunities. No single competitor currently offers the artist royalty opportunities that ViaStar can, creating a meaningful relationship between the Company and the artist.

Due to the increasing number of established artists looking to release new content the Company believes there are plenty of artists to sign. The ViaStar business model represents an opportunity for artists to achieve a goal of profiting from their release, whereas elsewhere in the industry this may not be possible.

The MasterDisk/ViaStar Advantage

The Advantage. MasterDisk Corporation is a well-established name brand in the field of audio mastering services. A reputation spanning over 31 years for the majors and independent labels. Major industry companies such as Sony Music Group, Universal Music Group, BMG, Warner Music Group, EMI and a host of independents, engineers and producers have relied upon MasterDisk, as a stand-alone vendor, to provide state-of-the-art, top-quality audio and video mastering services. Since inception (circa 1973, a division PolyGram Records) MasterDisk has been a significant part of more than 13,000 releases.

Mastering is an important step in the preparation of any audio or video product prior to mass duplication. Mastering is the art of fine-tuning audio content through the process of EQ, compression, encoding, editing and sequencing. This process prepares the audio or video content for mass duplication. Mastering is truly an art form. MasterDisk has been the home to some of the finest, highly regarded and intensely sought after mastering engineers in history including Howie Weinberg, Tony Dawsey, Andy VanDette, Roger Lian and Dave Kutch. Mastering is a complex process requiring acoustically accurate environments and the finest audio and video processing equipment available. The right mastering service and engineer is believed by most in the industry to help make the record a success. MasterDisk credentials span every possible music genre and include such platinum artists as Sheryl Crow, U2, Mariah Carey, The Ramones, Outkast, Smashing Pumpkins, Aretha Franklin, Roberta Flack, Whitney Houston, Kid Rock, P.J. Harvey, Rush, Korn, The Cult, The Cure, Creed, Def Lepard, Garbage, Helmet, Moby, Prince, The Redhot Chili Peppers, Santana, Soundgarden, Madonna, DMX, Jay-Z, Foxy Brown, Al Green, KRS-One, Miami Sound Machine, Nine Inch Nails, The Rolling Stones, Queen Latifa, Deep Purple, The Beastie Boys, David Bowie, Richard Marx, Toni Braxton, Britney Spears, Blues Travelers, Led Zeppelin, Nirvana, R.E.M, Bruce Spingsteen, Faith Hill, Slayer, LL Cool J, Eminem, Limp Bisket, Christina Aguilera, Everlast, Faith Evans, Monster Magnet, Ben Folds Five and Cheap Trick.

The Location. Based near the heart of Times Square, MasterDisk is one of the world's leading audio mastering facilities. Its 15,000 square foot facility includes seven of the world's finest mastering suites, including two 5.1 surround rooms, four vinyl cutting lathes, full DVD authoring, encoding and quality control and a complete graphics and animation department. MasterDisk has long been a pioneer in the entertainment industry offering its customers state of the art technologies such as DVD authoring, multi-channel 5.1 mastering, Web-enabled DVD as well as being the first in the United States to offer a fully integrated digital console to its services. MasterDisk is a world-class facility, producing hundreds of gold and platinum albums, resulting in countless Grammy and TEC Awards.

Independent Artist Services. The next generation MasterDisk, will see the MasterDisk embark on an aggressive campaign in order to attract more independent labels and recording artists for "one-stop" production by offering retail-marketing solutions. Special packages will be offered for these no frills services. Through the Company's distribution group, MasterDisk will provide full service marketing and international mainstream distribution to its enormous client base by offering direct retail distribution to over 22,000 retail locations worldwide including Wal-Mart, Target, Best Buy, Tower Records, Sam Goodie, Kmart, Virgin Mega-Stores, Transworld, Wherehouse, and Musicland among others. MasterDisk will, for the first time in its history, have the opportunity to participate in the long-term revenue potential of the titles and artist they provide services for. As part of the program to qualified labels, clients will be able to get professionally mastered product at reduced rates. Marketing services are centered on retail advertising, Internet marketing and convention presence that cater to the independent performing artist.

In addition to providing a distribution pipeline MasterDisk will enter the content and distribution business with a unique business model, which capitalizes on its three decades of quality client relationships. MasterDisk shall license existing content and leverage the Company's creative and packaging expertise in exchange for a significant portion of the royalty stream. In joining ViaStar, the division expects to provide countless opportunities, which shall ultimately increase the financial strength of the Company's shareholders.

Replication; Audio Manufacturing. As an extension of the Independent Artist Services, MasterDisk will offer short run CD replication. This work will be done in-house. MasterDisk is able to burn in excess of 1,000,000 CDs providing 4-color printing and graphics encapsulating the CD. The margins in the business are profitable for MasterDisk. Normally a replicator must produce a glass master, an expensive process. MasterDisk eliminates this with its burners and CD-recordable medium. Quality and price wrapped in one.

DVD Services. DVD Authoring; services include compression, audio encoding, graphics creation, project development and providing DLT master for replication. Current clients include Lion's Gate Entertainment, Koch International, Arista Records, BMG Special Products and Universal Records to name a few. As the DVD industry is growing rapidly, the Company expects several growth opportunities that MasterDisk will exploit. DVDs have many non-entertainment applications, and as the market is still in its infant stages, dramatic growth is predicted. Education, training, product promotion and corporate information will be increasingly delivered in this robust format. As DVD continues to penetrate the marketplace. This bodes well for the DVD services division.

MasterDisk/ViaStar DVD One Stop Services. In November 2003 MasterDisk commenced its "One Stop Services" business, which include complete DVD authoring, package design, printing and replication. The program has met with a positive reception. The package of services saves time and expenses for the many independent clients already served by MasterDisk. Collectively the company is generating high volume on behalf of its clients, resulting in an attractive pricing structure and allowing for significant margins. This model is currently will be rolled out to the corporate environment, as well as the independent label and artist for CD production.

In addition to production services, the Company will offer warehousing and fulfillment services. Our warehouse facility is a steel door secured fireproof concrete vault. The space is on-site and secure in the MasterDisk building. This will generate both warehouse and handling charges. The vault can store an estimated 200,000 DVDs. Fulfillment services will provide for both cartons and pick and pack.

MasterDisk/ViaStar Leadership. Douglas Levine - MasterDisk Corporation - Chief Executive Officer and President from July 1976 through to date. Mr. Levine has been instrumental in transitioning MasterDisk from a no frills record label (PolyGram) mastering facility which primarily worked on its' own labels artists, to a world-class brand name in the recording industry. Under Mr. Levine's leadership the Company has been a trailblazer. MasterDisk is now a multi media company offering such services as audio mastering, DVD authoring, ECD programming, interactive kiosks, etc. Prior to becoming President of MasterDisk, Mr. Levine was Senior Vice President of Investor Relations for OCG Technology, Inc. ("OCG"), the parent company of MasterDisk at the time. During 1986 Mr. Levine acquired MasterDisk through a leveraged buyout from OCG. While at OCG, Mr. Levine was responsible for SEC compliance; in addition to handling investor correspondence and medical trade show marketing. A graduate of New York University, Mr. Levine received a degree in both Accounting and Economics. Mr. Levine's experience is a great asset for the Company and MasterDisk

Item 3. Controls and Procedures

As of the end of the fiscal quarter to which this report relates (March 31, 2004), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that as of the date of that evaluation our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Item 4. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART I I

Item 1. Legal Proceedings.

As of the date of this report the Company is in the process of settling all pending litigation with Mr. David Dadon, and affiliates of Mr. Dadon. These cases are pending with (1) the U.S. District Court, Phoenix, Arizona, and (2) the Maricopa County Superior Court, and (3) the U.S. Bankruptcy Court of the Central District of California.

Item 2. Changes in Securities.

During the three months ended March 31, 2004 the Company made the following issuances and sales of securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

During the three months ended March 31, 2004, the Company issued 4,518,000 common shares pursuant to the amended plan of merger between the Company and Level X.

During the three months ended March 31, 2004, the Company issued 50,000 common shares as a finder's fee for monies invested into the Company by an individual.

During the three months ended March 31, 2004, the Company issued 200,000 common shares as payment for services pursuant to a one-year contract with the Company by an individual.

During the three months ended March 31, 2004, the Company issued 333,333 common shares pursuant to an investment in the Company by an individual.

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

The Company also during the three months ended March 31, 2004 issued 4,558,980 common shares as payment for legal, accounting, computer consulting, and marketing services to various outside consultants in nine separate transactions. All of the shares were issued pursuant to registration upon Form S-8 filed June 15, 2003 with the Securities and Exchange Commission.

On January 23, 2004, the State of Nevada approved an increase in authorized capital to 100,000,000 common shares and 10,000,000 preferred shares.

In addition on January 5, 2004 the Company and a majority of its shareholders approved the Amended 2003 Employees/Consultants Common Stock Compensation Plan of ViaStar Holdings, Inc. increasing the plan from 3,000,000 shares of common stock, $0.001 par value to 8,000,000 shares of common stock, $0.001 par value.

The Company is obligated to issue approximately 15,715,000 shares of common stock, $0.001 par value pursuant to legal contracts as of March 31, 2004. Of this amount 10,000,000 shares of common stock, $0.001 par value have been issued post March 31, 2004. These shares were issued pursuant to the acquisition of MasterDisk.

Further to this, the Company is obligated to issue 38,082,000 shares of common stock, $0.001 par value upon conversion of 1,904,100 shares of Series A Convertible Preferred Stock. The Company has not been informed as of the date of this report that these shares will be converted.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The following actions were put forth to a vote of the holders of a majority interest in the Company's voting capital on March 31, 2004.

  The acquisition of MasterDisk Corporation and the issuance of 10,000,000 shares of common stock, $0.001 par value.

Item 5. Other Information.

None.

Item 6. Exhibits, List, and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Description of Exhibit
Exhibits:
3.1******	Amended and Restated Certificate of Incorporation
3.2******	Bylaws of ClubCharlie.com, Inc
3.3*	Second Amendment to the Amended and Restated Articles of Incorporation
3.4*	ViaStar Media Corporation Bylaws, dated January 5, 2004
10.1******	Original Screenplay Acquisition Agreement with Charlie Chance Productions, Inc.
10.2******	Employment Agreement with Glen Chilton
10.3******	Employment Agreement with Zee Batal
10.4***	Employment Agreement with John Aquilino
10.5***	Employment Agreement with Richard Brooks
10.6***	Stock Purchase Agreement Dated as of September 26, 2003, ViaStar Holdings, Inc. and Rhiannon Holdings Limited for the Purchase of Moving Pictures
10.7****	2003 Employees/Consultants Stock Compensation Plan of ViaStar Holdings, Incorporated
10.8*****	Articles of Merger of Level X Media Corporation, a Nevada Corporation into ViaStar Holdings, Inc. a Nevada Corporation
10.9*****	Certificate Amending Articles of Merger of ViaStar Holdings, Inc
10.10*	Amended Plan of Merger, dated January 5, 2004
10.11*	Amending Articles of Merger of Level X Media Corporation, a Nevada Corporation into ViaStar Holdings, Inc. a Nevada Corporation
10.12**	First Amended 2003 Employees/Consultants Stock Compensation Plan of ViaStar Holdings, Incorporated
10.13 #	Acquisition And Exchange Agreement, dated as of March 31st, 2004, ViaStar Media Corporation and Douglas G. Levine and Anthony Dawsey and Dolphin Investments, Ltd and Masterdisk Corporation
10.14 #	Buyer's Employment Agreement with Douglas Levine
31.1	Certification of John D. Aquilino, Chief Executive Officer
31.2	Certification of Kenneth J. Yonika, Chief Financial Officer
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 5, 2004
*	Incorporated by reference to the Company's Form DEF 14C filed with the Securities and Exchange Commission on January 28, 2004
**	Incorporated by reference to the Company's Form S-8 POS filed with the Securities and Exchange Commission on January 7, 2004
***	Incorporated by reference to the Company's Form 10-QSB filed with the Securities and Exchange Commission on November 24, 2003
****	Incorporated by reference to the Company's Form S-8 filed with the Securities and Exchange Commission on November 10, 2003
*****	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 6, 2003
******	Incorporated by reference to the Company's Form 10-SB12G filed with the Securities and Exchange Commission on December 13, 1999

(b) Reports on Form 8-K.

The Company filed the following reports on Form 8-K:

Current report, Item 5, July 3, 2003
Current report, Item 5, August 6, 2003
Current report, Item 8, August 22, 2003
Current report, Item 5, October 6, 2003
Current report, Item 5, October 7, 2003
Current report, Item 5, May 5, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of May 2004.

VIASTAR MEDIA CORPORATION

By:	/s/ JOHN D. AQUILINO
John D. Aquilino President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN D. AQUILINO John D. Aquilino	President and Chief Executive Officer (principal executive officer)	May 17, 2004

/s/ KENNETH J. YONIKA Kenneth J. Yonika, CPA	Chief Financial Officer (principal financial and accounting officer)	May 17, 2004

Exhibit Index

Exhibit No.	Description of Exhibit
Exhibits:
3.1******	Amended and Restated Certificate of Incorporation
3.2******	Bylaws of ClubCharlie.com, Inc
3.3*	Second Amendment to the Amended and Restated Articles of Incorporation
3.4*	ViaStar Media Corporation Bylaws, dated January 5, 2004
10.1******	Original Screenplay Acquisition Agreement with Charlie Chance Productions, Inc.
10.2******	Employment Agreement with Glen Chilton
10.3******	Employment Agreement with Zee Batal
10.4***	Employment Agreement with John Aquilino
10.5***	Employment Agreement with Richard Brooks
10.6***	Stock Purchase Agreement Dated as of September 26, 2003, ViaStar Holdings, Inc. and Rhiannon Holdings Limited for the Purchase of Moving Pictures
10.7****	2003 Employees/Consultants Stock Compensation Plan of ViaStar Holdings, Incorporated
10.8*****	Articles of Merger of Level X Media Corporation, a Nevada Corporation into ViaStar Holdings, Inc. a Nevada Corporation
10.9*****	Certificate Amending Articles of Merger of ViaStar Holdings, Inc
10.10*	Amended Plan of Merger, dated January 5, 2004
10.11*	Amending Articles of Merger of Level X Media Corporation, a Nevada Corporation into ViaStar Holdings, Inc. a Nevada Corporation
10.12**	First Amended 2003 Employees/Consultants Stock Compensation Plan of ViaStar Holdings, Incorporated
10.13 #	Acquisition And Exchange Agreement, dated as of March 31st, 2004, ViaStar Media Corporation and Douglas G. Levine and Anthony Dawsey and Dolphin Investments, Ltd and Masterdisk Corporation
10.14 #	Buyer's Employment Agreement with Douglas Levine
31.1	Certification of John D. Aquilino, Chief Executive Officer
31.2	Certification of Kenneth J. Yonika, Chief Financial Officer
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 5, 2004
*	Incorporated by reference to the Company's Form DEF 14C filed with the Securities and Exchange Commission on January 28, 2004
**	Incorporated by reference to the Company's Form S-8 POS filed with the Securities and Exchange Commission on January 7, 2004
***	Incorporated by reference to the Company's Form 10-QSB filed with the Securities and Exchange Commission on November 24, 2003
****	Incorporated by reference to the Company's Form S-8 filed with the Securities and Exchange Commission on November 10, 2003
*****	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 6, 2003
******	Incorporated by reference to the Company's Form 10-SB12G filed with the Securities and Exchange Commission on December 13, 1999