Form 10KSB
period 2004-06-30
VIASTAR MEDIA CORP
filed 2004-11-17
CIK 1098226

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          -----------------------------
                                   FORM 10-KSB

      [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2004


                        COMMISSION FILE NUMBER 000-28485

                            VIASTAR MEDIA CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


              Nevada                                             88-0380343
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)


 2451 W. BIRCHWOOD AVENUE, SUITE 105, MESA, ARIZONA                     85202
--------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                         (Zip Code)


                                 (480) 894-0311
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


           Securities registered pursuant to Section 12(b) of the Act:


   Title of each class               Name of each exchange on which registered
--------------------------------------------------------------------------------
 Common Stock, $.001 par                 Over the counter - Bulletin Board
      value per share


         Securities registered under Section 12(g) of the Exchange Act:
        ---------------------------------------------------------------
                                      None


Check  whether the  Registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

State Registrant's revenues for fiscal year ended June 30, 2004: $ 3,026,978

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $4,693,573 at June 30, 2004 based on the average bid and asked prices on that date.


Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of June 30, 2004: Common stock, $0.001 par value - 52,541,642

     Transitional Small Business Disclosure Format

                                Yes | | No | X |

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS


                                     PART I


Item                                                                      Page
----                                                                      ----
1.   Business ............................................................  4

2.   Properties .......................................................... 14

3.   Legal Proceedings ................................................... 14

4.   Submission of Matters to a Vote of Security Holders ................. 14

                                     PART II


5. Market for the Company's Common Equity and Related
     Stockholder Matters ................................................. 17

6. Management's Discussion and Analysis of Financial Condition
     and Results of Operations ........................................... 18

7.   Financial Statements ................................................ 22

8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ............................................. 22

                                    PART III


9. Directors, Executive Officers, Promoters and Control
     Persons; Compliance with Section 16 (a) of the Exchange Act ......... 23

10.  Executive Compensation .............................................. 25

11.  Security Ownership of Certain Beneficial Owners and Management ...... 28

12.  Certain Relationships and Related Transactions ...................... 29

13.  Exhibits, List and Reports on Form 8-K .............................. 30

14.  Controls and Procedures ............................................. 30

SIGNATURES ............................................................... 31

--------------------------------------------------------------------------------

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


General

Business Organization. ViaStar Media Corporation (the "Company" or "ViaStar") was organized January 6, 1993, under the laws of the State of Nevada, as Lotus Enterprises, Inc. On April 6, 1999, the State of Nevada approved an increase of authorized capital to 50,000,000 common shares. The Company changed its name to ClubCharlie.com; Inc. and acquired the screenplay and rights to "The Misadventures of Charlie Chance." The Company on January 22, 2001 changed its name to ViaStar Holdings, Inc. to reflect the change in its business model and corporate structure. The Company on May 7, 2003 entered into an agreement to acquire the assets and liabilities of Moving Pictures International through the issuance of Common Stock and the payment of debt associated with the purchase of the business assets. The Company completed the purchase of Moving Pictures International subsequent to June 30, 2003. The Company on July 18, 2003 entered into an agreement and plan of merger with Level X Media Corporation ("Level X") to acquire all of the issued and outstanding shares for a combination of shares of common stock and preferred stock of the Company. On January 23, 2004, the State of Nevada approved an increase of authorized capital to 100,000,000 common shares and 10,000,000 Series A preferred shares . On January 5, 2004 The Company changed its name to ViaStar Media Corporation to better reflect the change in its business model and focus on content and distribution of intellectual properties. On March 31,2004 the Company entered into an agreement to acquire all of the assets and liabilities of Masterdisk Corporation through the issuance of Common Stock and assumption of debt associated with the purchase of the business assets. The surviving entity continued to exist as ViaStar Media Corporation or the Company.

As of June 30, 2004, the date of this report, the Company had one operating subsidiary; Masterdisk Corporation. A significant portion of the business operations of the Company will be conducted by the former business operations of

Level X and its distribution division as described throughout this transition report filed on Form 10-KSB. The financial statements included herewith are the consolidated financial statements of the Company and its core operation and subsidiary as of June 30, 2004.


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


Products and Services

Distribution of Product. Distribution is the heart of the media sales and the marketing process that exists between production companies and the international retailers, through on-line services, and brick and mortar retailers. The primary mission of the Company's distribution division, ViaStar Distribution Group ("VDG"), is to create demand for the Company's products and supply the product too. VDG is responsible for fulfillment of both physical and digital product. As an integral element, VDG facilitates all label credits, collection and cash flow. Globally VDG supports all the Company's music, video and electronic games, software, DVD, and media publishing products. VDG handles the distribution and sales for the Company's entire diverse and vast roster of labels as well as the wide variety of client labels.

VDG's coverage includes over 20,000 retailers with fulfillment to national chains such as: Tower Records, Wal-Mart, Virgin Mega Stores, HMV, Blockbuster, Musicland, Sam Goody, MediaPlay, Wherehouse, Best Buy, Camelot, Barnes & Noble, Borders, Record Town, Strawberries, Coconuts, For Your Entertainment (FYE), Transworld, Specs, Peaches, Plan 9, Hastings, Music Millennium and thousands of other independent music retailers.

VDG's customers include all key one-stop distribution businesses such as: AEC, Super D, Norwalk, Galaxy and Baker & Taylor Entertainment. These one-stop distribution accounts are critical in servicing smaller stores, remote locations and secondary markets.

As part of the service package to vendor labels and retail accounts, VDG offers marketing services such as radio support, touring campaigns, publicity with retail point of purchase ("P.O.P.") programs. These initiatives brand the artist, the label and VDG.

VDG is a member of NARM (National Association of Record Merchandisers) and AFIM (Association For Independent Music).

With numerous awards and world-class artist rosters to its credit, The Company and its label affiliates expect to establish a significant role in the new look of the music industry over the next decade. Much of the business program for The Company is built on being in position to offer an enhanced entertainment value for consumers of music, audio books and DVDs.

Artists and Product. The Company has both a unique strength and a legacy of music that flows from a diverse family of both in-house and distributed record labels which include: Fahrenheit Records, Celsius, Circadian, Finer Arts Classical, Horizon Music, Accurate Records, Sefarad Records, Synergy Music Group, Music City Records, Sunbird Records, Truart Records, Flightzone Records, Light of the Spirit Records and Quadra Records, Viastar Records, Viastar Home Entertainment, Viastar Classical, Acclaim Records, Chocolate Fireguard, First on Board, Hawkeye Entertainment, Pine Canyon Recordings and Spirit Voyage Records.

Artists marketed by Viastar Media Corporation through the label / distribution group include: Willie Nelson, Tim Weisberg, David Benoit, Roy Clark, Above the Clouds with Michael McDonald, Bobby Vee, Kenny Rankin, The St. Petersburg Philharmonic, The London Philharmonic, Moscow String Quartet, Ekaterinburg Classical Trio, Sam Harris, Andreas Klein, Stepfanie Kramer, Cliff Richard, Opie Gone Bad, Sister Sledge, Vespertina, Khani Cole, Above the Cloud, Tony Guerrero, Ed Hamilton, Images, Gregg Karukas, Jeff Kashiwa, Roy Meriwether, Dean Peer, Kim Pensyl, Erotic Liquid Culture , Jaryd Burton, Booty Boys, Peter Cetera, Peter Murphy, Hadley, and Robbie Nevel.

The Studios. A.V.O. Studios is designed for acoustic excellence. A.V.O.'s main control room features a 104 input Euphonix CS 3000 console with mixview platform total recall automation capable of handling all of the attributes of audio postproduction for even the largest feature film release. Sound design, sequencing and development are handled by our Pro Tools (TM) and legendary Synclavier Tapeless Studio(TM) systems, the very same technologies that has become the standard for feature films such as Titanic, Star Wars and Jurassic Park. These technologies allow A.V.O. the ability to bring the same Oscar winning sound to commercials, television and web development projects. Digital audio networking services offer our productions the opportunity to work both on and off-line as well as on and off-site to better move through the complex production process. The studio is fully compatible with all of the standard audio output formats available today including a complete 5.1 digital surround multi-track output.

A.V.O. offers its clients the following: production services: music supervision, project coordination and management, talent coordination, composition, arranging, sequencing, complete audio postproduction including sound design, sound FX design, Foley, sound to picture lay-back and music editorial for any medium as well as ADR audio engineering services. Additionally, A.V.O. offers complete tracking/mixing facilities for all output mediums, stereo, and surround, 5.1. Dialog editing, pre-lay for mixing for TV, film, music, interactive media DVD VO/Foley/ADR/Walla recording, M&E re-mixing for foreign distribution, CD ROM compression technologies for all output mediums and hi speed digital networking service for remote sample accurate audio

Media Mastering. MasterDisk Corporation, a wholly own subsidiary of ViaStar, was established in 1973 as a part of PolyGram Records, MasterDisk has since been a part of more than 13,000 releases. The Company has been an industry leader in CD and DVD preparation, authoring and mastering for over 31 years and features an experienced, world-class staff of engineers and media professionals which includes Howie Weinberg, Tony Dawsey, Andy VanDette, Roger Lian and Dave Kutch.

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

MasterDisk/ViaStar Leadership. Douglas Levine - MasterDisk Corporation - Chief Executive Officer and President from July 1976 through to date. Mr. Levine has been instrumental in transitioning MasterDisk from a no frills record label (PolyGram) mastering facility which primarily worked on its' own labels artists, to a world-class brand name in the recording industry. Under Mr. Levine's leadership the Company has been a trailblazer. MasterDisk is now a multi media company offering such services as audio mastering, DVD authoring, ECD programming, interactive kiosks, etc. Prior to becoming President of MasterDisk, Mr. Levine was Senior Vice President of Investor Relations for OCG Technology, Inc. ("OCG"), the parent company of MasterDisk at the time. During 1986 Mr. Levine acquired MasterDisk through a leveraged buyout from OCG. While at OCG, Mr. Levine was responsible for SEC compliance; in addition to handling investor correspondence and medical trade show marketing. A graduate of New York University, Mr. Levine received a degree in both Accounting and Economics. Mr. Levine's experience is a great asset for the Company and MasterDisk.


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


Employees

As of June 30, 2004, the Company had forty-one (41) employees, See "Item 10. Executive Compensation."

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


Significant Control Over The Company

The Company's directors, officers and principal stockholders, and certain of their affiliates, beneficially own over 50% of the outstanding shares of Common Stock on a fully diluted as-converted to basis at June 30, 2004, and such stockholders have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of directors of the Company and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take over the Company thereby increasing the likelihood that the market price of the Common Stock will not reflect a premium for control.

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

In addition, the Company, through its subsidiary Masterdisk, leases a two floor 15,000 square foot facility near the heart of Times Square. This lease expires December 2007 and provides for a fixed base rent of approximately $18,950 per month with annual inflation increases.

The Company's web sites are http://www.viastarcorp.com.

http://www.viastarrecords.com


Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

The following actions were put forth to a vote of the holders of a majority interest in the Company's voting capital on March 31, 2004.

     o    The  acquisition  of  MasterDisk   Corporation  and  the  issuance  of
          10,000,000 shares of common stock, $0.001 par value.


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

1. The proposed adoption of the Amended and Restated Articles of Incorporation (the "Amended and Restated Articles") by the Written Consent of the holders of a majority in interest of the Company's voting capital stock consisting of the Company's outstanding common stock, $0.001 par value (the "Common Stock"). On January 5, 2004, the Company's Board of Directors (pursuant to the Written Consent) approved and recommended that the Articles of Incorporation be amended and restated in order to:

     o    Reflect current developments in Nevada law;

     o    Provide for the exculpation of directors;

     o    Address interested party transactions;

     o Increase the number of authorized shares of common stock, $0.001 par value; and

     o Authorize the creation of a new class of equity, and to authorize a certain number of shares of "Blank Check" preferred stock, $0.01 par value.

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

The following table sets forth the high and low bid quotations for the Common Stock as reported on the OTCBB for each of the quarters ended March 31, 2001 through June 30, 2004. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.


Quarter Ended                                                  Common Stock
-----------------------                                      ------------------
                                                               High        Low
                                                             ------------------
September 30, 2003                                            1.19        0.32

December 31, 2003                                             0.85        0.14

March 31, 2004                                                0.76        0.23

June 30, 2004                                                 0.40        0.11

Common Stock The authorized capital stock of the Company consists of 100,000,000 shares of common stock, par value $0.001 of which 52,451,642 shares of the Company's Common Stock were issued and outstanding. As of June 30, 2004, the number of holders of record of the Common Stock was 110 and the approximate number of beneficial holders of the Common Stock was approximately 2,000

Preferred Stock The Board of Directors voted to create a new class of equity and will put forth to a vote if its security holders the proposal to increase the authorized capital stock of the Company to include the authorization of 10,000,000 shares of Series A - Convertible preferred stock, par value $0.01 of which 1,854,100 shares are issued and outstanding on the date hereof. All issued and outstanding shares of preferred stock are fully paid and non-assessable. The Series A shares were issued pursuant to the Amended Plan of Merger between the Company and Level X Media Corporation ("Level X"), filed with the Securities and Exchange Commission on report Form 14-C, dated January 28, 2004. As part of the Amendment Articles of Plan the Company issued 11,376,000 shares of Common Stock as part of the purchase price of Level X for a total purchase price of $10,650,000 based on analysis and valuation using the following methods: Book Value, Capitalization of Earnings, and Straight Capitalization.

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

General:

On July 18, 2003 the Company entered into a stock purchase agreement with Level X Media Corporation ("Level X") whereby a change in control occurred. The company obtained all of the assets, liabilities and outstanding shares of stock of Level X in exchange for a purchase price of $10,650,000. The original agreement was for the exchange of ViaStar common stock valued at $1.00 per share. However, the stock was actually trading at the time between $0.20 and $0.26 per share. The agreement was revised so that 1,904,100 shares of preferred stock valued at $3,809,918 (convertible to 38,082,000 shares of common stock) and 15,164,671 common shares valued at $6,840,082 were issued for the total purchase price of $10,659,000. The Company recognized goodwill for its distribution agreements in the amount of $7,389,750 and accounted for the acquisition under the purchase method of accounting.

Level X has the licenses and agreements necessary to distribute media related products to over 20,000 retail outlets nationwide and globally. The gross margins from this distribution channel and the development of music CD's in-house has enabled to Company to be more competitive than typical start-up record labels which are at the mercy of distributors which demand substantial payments to receive their products. The Company is distinguished from its competition by possession and control of the "complete pipeline" enabling development, production and placement of its product on the shelves of major retailers nationwide and globally.

On August 21, 2003, the Company changed its fiscal year end from December 31 to June 30.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

On September 26, 2003, the Company entered into an agreement to sell an 80% controlling interest of Moving Pictures International Ltd "MPI" and relieve itself of the debt.. The Company had originally entered into a note payable with the related party of the MPI seller in the amount of $700,000, with interest payments of $6,000 per month for a period of 24 months, with the remaining principal and interest due and payable on the 24th month. The sale required the related party of the MPI seller to purchase an 80% controlling interest in MPI. The purchase price required the related party of the MPI seller to return to the Company, seven million (7,000,000) shares of common stock previously received as collateral for the advances/note payable, the assumption of all liabilities associated with MPI, the assumption of the $700,000 note payable to MPI and the new issuance of two million (2,000,000) shares of common stock. The Company recognized a loss of $240,000 on the sale of MPI.

On March 31, 2004, the Company issued 10,000,000 shares of its common stock to the shareholders of MasterDisk in exchange for all of their issued and outstanding shares resulting in MasterDisk becoming a wholly owned subsidiary of the Company. MasterDisk headquartered in New York City, has audio, video and multimedia mastering facilities in the U.S. and provides state of the art authoring for digital videodisks, and multichannel 5.1 mastering. For over thirty years MasterDisk has provided quality media mastering through personal service, expertise and creativity. The Company recognized goodwill for its trade name in the amount of $546,681 and accounted for the acquisition under the purchase method of accounting.

On January 23, 2004, the State of Nevada approved an increase of authorized capital (100,000,000 common and 10,000,000 preferred) and changed its name to ViaStar Media Corporation.

Results of Operations

As discussed elsewhere in this report the Company merged with Level X and acquired MasterDisk, which became the primary operations of the Company. Managements' discussion and analysis is the results of operations of the "post-merger" business and the "pre-merger" operations. The "pre-merger" operations of the Company were strictly limited to the identification of business opportunities and compliance with the laws of the SEC. Limited activities were conducted in the identification of various merger and acquisition targets but without much success. The Company's capital requirements depend on numerous factors, including the profitability of our products and services and our ability to control costs. We may need to seek substantial investment from either financial institutions or individual investors. Any new investment could cause substantial dilution to existing stockholders.

The Company generated $3,026,978 in revenues against $1,425,946 in cost of sales resulting in a gross profit of $1,601,032 during the year ended June 30, 2004, compared to no operational activity for the comparative period ending June 30, 2003.

Revenue from replication was $ 2,467,359 comprising 82% of the Company's revenue whereas $504,613 comprising 17% of total revenue was from the distribution of music CD's. The remaining $55,006 or 2% of the revenue was from advertising and rebates. The $440,670 of gross profit from distribution generated a higher profit margin than the replication gross profit of $1,125,339, because the authoring and replication business is designed to be an adjunct selling feature

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

to the distribution business. Both divisions could be profitable with sufficient volume; however, the distribution business would require less volume to be profitable.

Operating costs of the replication business was $1,290,413 which was comprised of $419,862 of payroll costs, $104,951 of bad debt, $101,226 of insurance expense, $222,826 in rent and office expenses, $73,228 in travel costs, $51,879 in professional fees, $37,764 in depreciation expense and the remaining $278,677 in other general and administrative expenses. The resulting net loss from the operations of the replication business was $165,074.

Operating costs attributable to the distribution business were $960,152 which was comprised of $415,672 of payroll costs, $180,754 in depreciation, equipment write downs and small equipment purchases, $93,171 in rent and office expenses, $47,611 of insurance expense, $30,559 in travel expenses, $59,019 in professional fees and the remaining $133,336 in other general and administrative and marketing expenses. The resulting net loss from the operations of the distribution business was $484,459.

Operating costs attributable to the corporate administration and operation were $3,337,191 which was comprised of a loss on obsolete equipment of $600,000 which was intended to support the website and software design, a total loss of $595,000 on the investment in MPI including an impairment on the investment of $355,000, $737,527 in consulting services, $415,672 in payroll expenses, $267,502 in legal fees, $186,000 in director fees and the remaining $535,490 in other general and administrative expenses.

The total loss of $3,986,724 for the year ended June 30, 2004 was a result of corporate restructuring and its new operations commencing. The loss is not comparable to the twelve months ended June 30, 2003 when the Company was in the development stage and seeking to establish different business lines.


Liquidity and Capital Resources

The principal uses of our liquidity are to finance capital expenditures and fund our operations. The Company operates in a capital-intensive, high cost industry that requires significant amounts of working capital to fund operations; particularly the start-up and development expenses related to media projects. The discontinuance of various operations will eliminate a large need for capital and allow the Company to fund operations with projects that should turn into revenue production in a short period of time.

The primary sources of liquidity to fund operations and capital expenditures and satisfy obligations are cash advances from officers and directors of the Company, issuing shares for services to certain vendors and cash proceeds from private placements.

At June 30, 2004, the Company had $116,628 in cash with working capital of $422,166.

During the year ended June 30, 2004, net cash used by operating activities was $86,281 resulting primarily from an increase in receivables. The Company financed $1,032,142 inventory purchases with an increase in its trade payables and issued shares for services valued at $2,693,339. Net cash used by investing

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

activities was $37,066 which was used primarily for the purchase of small equipment. The Company raised $401,508 from private placements and paid down outstanding debt balances of $501,533.

The ability to fund working capital needs, planned capital expenditures and scheduled debt payments, implement expansion plans, and refinance indebtedness depends on future operating performance, cash flows from operations and raising money, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond control of the Company. These factors along with many others may preclude the Company from emerging as a going concern status anytime soon.

The increased level of debt may make it difficult to borrow funds in the future and for that fact has made it difficult to seek normal financing on terms that are reasonable. Based on our current level of operations and anticipated growth, we believe that cash flows from operations, together with future borrowings under the Company's credit facilities, may not be sufficient over the next year to meet the liquidity requirements, which includes debt service, working capital needs and capital expenditures. The Company may be required to obtain other sources of financing in order to continue.

The Company continues to fund working capital needs from sales of product and the use of short-term payables. The Company believes with the assistance of its current financial advisor, Bond Capital Management, and other finance professionals that it will be successful in securing capital of $2,500,000 to $5,000,000 in a registration statement.


Capital Expenditures

The Company incurs capital expenditures for the purposes of:

     o Purchasing new technology and constructing leasehold improvements for our warehouse;

     o    Acquiring existing studio and mastering facilities;

     o    Upgrading existing technology to increase volume and/or quality; and

     o    Replacing less advanced technology.

     o    Development of proprietary software applications

During the year ended June 30, 2004, the Company incurred $870,750.00 for the development of proprietary software design to reengage the consumer in the retail buying experience of music. The Company expects this initiative to dramatically increase its marketing and distribution capabilities of its music products through the release of these proprietary applications and increase retail sales of its products significantly. The Company expects this initiative to be a key factor in the growth of its revenues going forward.

On July 18, 2003 the company entered into a stock purchase agreement with Level X Media Corporation wherein the company obtained all of the assets, liabilities and outstanding shares of stock of Level X in exchange for a purchase price of $10,650,000. The agreement was revised so that 1,904,100 shares of preferred stock valued at $3,809,918 (convertible to 38,082,000 shares of common stock) and 15,164,671 common shares valued at $6,840,082 were issued for the total

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

purchase  price  of  $10,659,000.   The  acquired  approximately  $4,500,000  in
furniture, fixtures and equipment along with the intangible assets and assumed debt.

On March 31, 2004, the Company issued 10,000,000 shares of its common stock to the shareholders of MasterDisk in exchange for all of the issued and outstanding shares of MasterDisk. As a result of the share exchange, MasterDisk became a wholly owned subsidiary of the Company. At June 30, 2004, MasterDisk owned approximately $375,000 in studio equipment and long term debt of approximately $350,000. It also had $106,247 of cash and working capital of $253,261.

Capital expenditures may increase significantly during the next fiscal year ending June 30, 2005. The Company may or may not incur these expenditures through acquisition or merger activities.

The Company may in the future again evaluate acquisition opportunities, and from time to time enter into non-binding letters of intent. As of the date of this report there are no definitive agreements or binding letters of intent with respect to any acquisitions, nor is the Company actively pursuing any acquisitions.


Item 7. Financial Statements.

The financial statements required to be filed pursuant to Item 7 are included in this Transition Report on Form 10-KSB. A list of the financial statements filed herewith is found at "Item 13. Exhibits, List, and Reports on Form 8-K."


Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

On October 5, 2004, we dismissed our independent auditing firm Armando Ibarra CPA, APC without changes or disagreement and retained the auditing firm of Shelley International, C.P.A. We have had no changes or disagreements with Shelley International, C.P.A.


Item 8a. Controls And Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that as of the date of that evaluation our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                                    Part III


Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act


Directors

The following table sets forth certain information with respect to our officers and directors as of June 30, 2004.


Name                     Age  Position
----------------------- ---- ---------------------------------------------------
John Aquilino                President, Chief Executive Officer, Chairman of the
                         38    Board and Director

Kenneth Yonika           41  Former Chief Financial Officer, Treasurer, Director

Richard Brooks           46  Former Exec. Vice President, General Counsel,
                               Secretary, Director

William A. Grazier       39  Chief Information Officer


John D. Aquilino - President, Chief Executive Officer, Chairman of the Board and Director

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

Richard L. Brooks, Esq. - Former Exec. Vice President, General Counsel, Secretary and Director

Mr. Brooks brings to Viastar more than twenty-five years of sophisticated legal experience, acquired largely in the representation of private and public corporations in both state and federal trial and appellate courts. Mr. Brooks graduated cum laude from Franklin & Marshall College, and from Villanova

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act - continued

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

Kenneth J. Yonika CPA - Former Chief Financial Officer, Treasurer and Director

Mr. Yonika, a certified public accountant, brings Viastar over 15 years of experience in business and management with executive management participation and a background in direct corporate and "Big Six" public accounting. Throughout the his career he has worked with numerous public companies as either a consultant, Chief Financial Officer and/or as a member of the Board of Directors. As of January 2004 Mr. Yonika became a member of management as ViaStar's Chief Financial Officer.

Mr. Yonika has in-depth experience in finance, mergers/acquisitions, public offerings, capital formation, and business valuation and has managed in high growth positions requiring strong "outside skills" for liaison with underwriters, auditors, regulatory bodies, investors and venture capitalists. Prior to his accepting the position with ViaStar, Mr. Yonika founded and managed a full service accounting, reporting and financial services firm that worked with emerging businesses within the publicly traded market system and private sector. Additionally, Mr. Yonika held the position of Chief Financial Officer with a distributor of nutritional supplements and related health products, in over 15,0000 retail outlets nationwide with an ancillary Direct Response campaign. Upon leaving public accounting back in 1996, Mr. Yonika held the positions of Vice President of Finance and Chief Financial Officer with an international distributor and manufacturer of nutritional supplements and related health products, with annual sales of $50+ million and 50 employees.

Mr. Yonika has participated in several IPO's throughout his career in both capacities as accounting and management professional and as an independent Certified Public Accountant were he held various positions in both tax and audits with regional, national and "Big Six" public accounting firms including positions as Audit Manager with HARLAN & BOETTGER-CPAs, Senior Tax Advisor for RSM McGladrey -CPA's, Tax Consultant and Public Accounting expert for ROBERT McKay & ASSOCIATES-CPAs and Senior Auditor for KPMG PEAT MARWICK CPA's were he was Senior Auditor on several Fortune 100 clients at that time. Additionally, Mr. Yonika is a licensed Certified Public Accountant and is a member of the American Institute of Certified Public Accountants as well as the California Society for Certified Public Accountants.

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act - continued

William A. Grazier-Chief Information Officer

Mr. Grazier brings over sixteen years of complex systems engineering and project management experience to the Viastar team. For over ten years, Mr. Grazier has served in executive level positions where he managed engineering and technical teams in large-scale system design and implementation projects. Mr. Grazier most recently served as VP of Operations for SunnComm, Inc. (OTC: STEH) where he played an instrumental role in the development and implementation of the company's digital security and content enhancement products. Prior to joining SunnComm, Mr. Grazier served as Director of Technology for Racklogic Technologies, Inc., a global leader in the design and manufacture of ultra-high-performance and ultra-high-density server solutions for audio/video streaming, massively parallel super-computing and enterprise data-center environments. As Director of Technology, Mr. Grazier guided the company and its many customers in the design, planning, implementation and relocation of their diverse technology and infrastructure resources. Prior to Racklogic, Mr. Grazier served as Chief Information Officer for GFI Group, Inc., a Wall Street Inter-Dealer Brokerage firm with offices spanning four continents and numerous equity, fixed income, derivative and exotic financial markets. At GFI, Mr. Grazier was directly responsible for the design, development and implementation of mission-critical financial transaction software and data communications systems, which served as the trading backbone for the company. Prior to joining GFI, Mr. Grazier served for six years as System Design Engineer for Fellenzer Engineering where he gained extensive experience in the design, costing, scheduling and coordination of large-scale control and construction engineering projects. Mr. Grazier received his Bachelor of Science in Electrical Engineering from the University of Rochester in 1988.

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


Item 10. Executive Compensation

Summary Compensation

The following table sets forth compensation information for services rendered to us by our executive officers and directors in all capacities during the fiscal year ending June 30, 2004 and the past two fiscal years. Other than as set forth below, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years or period ended. The following information includes the dollar value of base salaries, draws, bonus awards, and the number of stock options or warrants granted and other compensation whether paid or deferred. Reimbursement of out-of-pocket expenses is not included.

                           SUMMARY COMPENSATION TABLE

                                     SUMMARY
                               COMPENSATION TABLE

                                                                                           Long Term
                                                            Annual Compensation           Comp. Awards
                                                            -------------------                 ------
                      (a)                        (b)          (c)         (d)        (e)           (g)           (i)
                                                                                           Securities
                                                                                           Underying
                                                              ($)  ($)         ($)        Options and      All Other
Name and Principal Position            Year   Ending       Salary       Bonus      Other  Warrants (#)       ($) (1)
---------------------------            -------------       ------       -----      -----  -------------      -------
John D. Aquilino, President and            6/30/2004     $225,000           -          -             -             -
Chief Executive Officer (2)

Kenneth Yonika, Former Chief
Financial Officer (1) (4)                  6/30/2004      $75,000           -          -             -             -

Richard Brooks, Former General
Counsel (1) (3)                            6/30/2004     $110,000           -          -             -             -



(1) The Company reimburses its officers for expenses paid for on the behalf of the Company submitted with the proper documentation and form in compliance with IRS guidelines. The Company has reimbursed Mr. Yonika approximately $9,400 and Mr. Brooks approximately $4,600 each during the year ending June 30, 2004.

(2) The Company accrues officer's salary (prior to June 30, 2004) at an annual rate of $225,000 per year. Mr. John Aquilino is in the middle of a five-year employment contract signed on February 1, 2003 which calls for an annual increase in salary every February. Mr. Aquilino received approximately $36,000 in cash compensation for the current fiscal year.

(3) The Company accrues officer's salary (prior to June 30, 2004) at an annual rate of $110,000 per year, Mr. Richard Brooks was terminated on June 30, 2004.

(4) The Company accrues officer's salary (prior to June 30, 2004) at an annual rate of $75,000 per year for Mr. Yonika. Mr. Yonika was employed under at-will agreements with the Company. Mr. Yonika voluntarily resigned his position as Chief Financial Officer on Friday, September 3, 2004.


Option and Warrant Grants and Exercises

The following table sets forth the options and warrants granted to the persons named in the Summary Compensation Table during the fiscal year ending June 30, 2004:

                 WARRANT AND OPTION GRANTS IN TRANSITION PERIOD

                       JUNE 30, 2003 THROUGH JUNE 30, 2004

                  (a)                                 (b)              (c)           (d)           (e)
                                                    Number of
                                                   Securities      % Of Total
                                                   Underlying      Granted to
                                                    Warrants/       Employees
                                                     Options        In Fiscal      Exercise     Expiration
Name and Job Title                                   Granted        Year (1)        Price        Date (2)
-------------------                                  -------        --------        -----        --------
John D. Aquilino, President and Chief  Executive
Officer                                                 -              -%             $   -         -

Kenith J Yonika,  Former Chief Financial Officer
Richard L. Brooks, Fomer General Counsel                -              -%             $   -         -

(1) There were no option grants during the period ending June 30, 2004 or subsequent to year-end. On January 7, 2004, the Company its First Amended 2003 Employees/Consultants Common Stock Compensation Plan whereby the Company is authorized issue 8,000,000 common shares par value .001 for consideration of services rendered and/or to be rendered and payments made under the 2003 Employees/Consultants Common Stock Compensation Plan.

No Executive Officer of the Company exercised any options or warrants during the fiscal year ended June 30, 2004. The following table sets forth information concerning the value of all exercisable and unexercisable options and warrants held by those persons listed in the Summary Compensation Table as of June 30, 2004.


                       FISCAL YEAR-END OPTION AND WARRANTS
                               AS OF JUNE 30, 2004

                                                         Number of Securities          Value of Unexercised
                                                        Underlying Unexercised       In-the-Money Warrants and
                                                       Warrants and Options (#)           Options ($) (1)
                                                       ------------------------           ---------------
Name and Job Title                                   Exercisable   Unexercisable    Exercisable   Unexercisable
-----------------------------------------------      ---------------------------    ---------------------------
John D. Aquilino, President and Chief Executive
Office                                                                                                  -

Kennith J. Yonika, former Chief Financial Officer

Richard L. Brooks, former General Counsel                                                               -

(1) There were no options being held by any Named Executive Officer.

Compensation of Directors

We expect that each of our directors who are not an employee of the Company will receive annual compensation in the form of cash fees to be determined by disinterested members of the Board of Directors.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

A significant portion of our capital stock is owned by the shareholders of Level X Media Corporation as a group in the form of Common Stock and Series A preferred stock. The following table sets forth information with respect to the ownership of the $0.001 par value, common stock and Series A preferred stock as of June 30, 2004 by:

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

Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. The amounts set forth below do not include common stock to be issued under yet to be determined agreements. The total number of shares on a fully diluted basis is 89,553,642.

Item 11. Security Ownership of Certain Beneficial Owners and Management - continued

--------------------------------------------------------------------------------
                                               Number of shares
                                              of Common Stock           Percent
Name of beneficial owner                     beneficially owned        of class

--------------------------------------------------------------------------------

John Aquilino                                1,000,000 (Common)          1.91 %

Richard Brooks, Esq.                         7,506,000 (Common)         14.31 %

Kenneth Yonika (2)                           7,200,815 (Common)         13.73 %

Douglas Levine                               7,500,000 (Common)        14.30. %


All directors and executive officers
  as a group                                23,206,815                  44.25 %

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                              Number of shares
                                                 of Series A
                                              Preferred Stock           Percent
Name of beneficial owner                     beneficially owned        of class
--------------------------------------------------------------------------------

John Aquilino (1)                                1,854,100                100 %

All directors and executive officers
  as a group                                     1,854,100                100 %
--------------------------------------------------------------------------------

(1) Mr. Aquilino owns 1,854,100 preferred shares which have voting rights of 100 votes for each share held. All 1,854,100 preferred shares are convertible into common shares at a ratio of 20 common shares for one preferred share. In the event Mr. Aquilino converted all 1,854,100 preferred shares he would receive 37,082,000 common shares which would give him an approximate beneficial ownership of 41.4 % of all outstanding common shares. Mr. Aquilino has a non-dilution agreement with the Company expiring on April 30, 2008 entitling him to hold 52% of all outstanding common shares of the Company. On May 31, 2004, Mr. Aquilino converted 50,000 shares of his Series A Preferred Stock into 1,000,000 shares of restricted common stock.

(2) Mr. Yonika gift transferred approximately 6 million of the total 7,200,815 common shares to various entities or individuals in which the shares are beneficially attributed to him.


Item 12. Certain Relationships and Related Transactions.

The following transactions occurred during the year between the Company and its officers, directors or certain security holders:

None.

Item 13. Exhibits, List, and Reports on Form 8-K.

     (a) Exhibits. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit       Description and Method of Filing
  No.
--------    --------------------------------------------------------------------

 3.1       Amended and Restated Articles of Incorporation and By-laws (1)


16.1 Letter on Change in Certifying Accountant incorporated by reference on Form 8-K filed October 20, 2004

21.1      Subsidiaries of the Company


23.1      Consent of Armando C. Ibarra, Certified Public Accountants

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

31.2 Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

32.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
          1350.

32.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
          1350.

(1) Incorporated by reference to the Company's Form 10-SB12G filed with the Securities and Exchange Commission on December 13, 1999


(b)  Reports on Form 8-K.


The Company filed the following reports on Form 8-K:

     (1) Form 8-K filed September 14, 2004 on Item 5.02 regarding resignation of Kenneth J. Yonika as Chief Financial Officer.

     (2) Form 8-K filed October 20, 2004 on Item 4.01 regarding change in registrants certifying accountant.

     (3) Form 8-K filed November 16, 2004 on Item 5.02 regarding appointment of Sam Messina as Chief Financial Officer.


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


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of November, 2004.


                                                       VIASTAR MEDIA CORPORATION

                                                        /s/ JOHN D. AQUILINO
                                                       -------------------------
                                                        By: John D. Aquilino
                                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature                         Title                          Date
---------------------------------- ------------------------------ ------------

  /s/ JOHN D. AQUILINO             President and Chief              11/16/2004
 ---------------------------------   Executive Officer
      John D. Aquilino             (principal executive officer)

  /s/ SAM MESSINA                  Interim Chief Financial Officer  11/16/2004
 ---------------------------------   (principal financial and
       Sam Messina                    accounting officer)

 INDEX TO FINANCIAL STATEMENTS
1. Financial Statements:
     Independent Auditor's Report .......................................... 33
     Independent Auditor's Report .......................................... 34
     Independent Auditor's Report .......................................... 35
     Balance Sheet June 30, 2004 ........................................... 36
     Statements of Operations Years ended December 31, 2002 and June 30, 2004 and six months ended June 30, 2003 ................................ 37
     Statement of Stockholders' Equity Years Ended December 31,
           2002 and June 30, 2003 and 2004.................................. 38
     Statements of Cash Flows Years ended December 31, 2002 and June 30, 2004 and six months ended June 30, 2003 .................................. 39
     Notes to Financial Statements.......................................... 40
2.  Schedules
     None

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Audit Committee
VIASTAR MEDIA CORPORATION

I have audited the accompanying balance sheets of ViaStar Media Corporation, as of June 30, 2004 and the related statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. Other auditors audited the financial statements of ViaStar Media Corporation for the six months ended June 30, 2003 and the year ended December 31, 2002 and their audit dated October 17, 2003 expressed an unqualified opinion on those statements.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ViaStar Media Corporation, as of June 30, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had a net loss since inception, January 6, 1993. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.




/s/Shelley International, CPA
--------------------------------
November 11, 2004

Mesa, Arizona

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

/s/Armando Ibarra, CPA - APC
------------------------------
Armando C. Ibarra, CPA - APC
Chula Vista, California
October 17, 2003

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Viastar Holdings, Inc. and subsidiaries as of December 31, 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viastar Holdings, Inc. and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Armando C. Ibarra
---------------------------
Armando C. Ibarra, CPA-APC

April 12, 2003
Chula Vista, California

                            Viastar Media Corporation
                           CONSOLIDATED BALANCE SHEETS
                               June 2004 and 2003

                                     ASSETS
                                    --------
                                                   June 30,        June 30,
                                                     2004            2003
                                            --------------- ---------------
CURRENT ASSETS
     Cash                                    $      116,628  $            -
     Accounts Receivable - Net                      635,795               -
     Other Receivables                               18,108               -
     Inventory                                    1,032,142               -
                                            --------------- ---------------
     Total Current Assets                         1,802,673               -

EQUIPMENT, net                                    4,892,396
OTHER ASSETS
     Capitalized Software, Net                      870,750               -
     Trade Name and Distribution Rights           7,936,431         102,000
     Investments                                     13,736         595,000
     Deferred Income Tax Benefit                    279,430
     Artist Advances                                114,647
     Other Assets                                    13,420
     Notes Receivable                                92,013         581,430
     Total Long Term Assets                       9,320,427       1,278,430
                                            --------------- ---------------
TOTAL ASSETS                                 $   16,015,496  $    1,278,430
                                            =============== ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                     --------------------------------------
LIABILITIES
Current Liabilities
     Accounts Payable and Accrued Expenses   $    1,146,291  $      328,167
     Related Party Liabilities and Advances          19,716         735,749
     Credit Line - Financial Institution            214,500               -
                                            --------------- ---------------
     Total Current Liabilities                    1,380,507       1,063,916
Non-Current Liabilities

     Notes Payable - Non-current Portion                                  -
     Deferred Compensation                                                -
     Other liabilities                              322,352               -
                                            --------------- ---------------
     Total Non-Current Liabilities                  322,352               -
                                            --------------- ---------------
TOTAL LIABILITIES                                 1,702,859       1,063,916
                                            --------------- ---------------
STOCKHOLDERS' EQUITY
     Preferred Stock authorized
     10,000,000 shares, $0.01 par value.
     Issued and outstanding June 30, 2004:
     1,854,100 shares of Class A Convertible
     and none at June 30, 2003.                      18,541
     Common Stock, authorized
     100,000,000 shares, $0.001 par value;
     Issued and outstanding June 30, 2004,
     52,451,642 shares; June 30, 2003
     10,646,846 shares.                              52,453          10,647
     Paid in Capital                             19,892,278       2,207,778
     Enucumbrances/Subscriptions Receivable                        (340,000)
     Retained Earnings/(Deficit)                 (5,650,635)     (1,663,911)
                                            --------------- ---------------
     Total Stockholders' Equity/(Deficit)        14,312,637         214,514
                                            --------------- ---------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         $   16,015,496  $    1,278,430
                                            =============== ===============

     The accompanying notes are an integral part of these statements

                            Viastar Media Corporation
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                       Year
                                          Year       Six Months       Ended
                                         Ended         Ended       December 31,
                                     June 30, 2004  June 30, 2003      2002
                                     -------------- -------------- ------------

INCOME

      Revenues                        $   3,026,978  $           -  $         -
      Other Income                                -         13,416            -
                                     -------------- -------------- ------------

      Gross Income                         3,026,978        13,416            -

COST OF GOODS SOLD                        1,425,946              -            -
                                     -------------- -------------- ------------

      Gross Profit / (Loss)               1,601,032         13,416            -
                                     -------------- -------------- ------------

EXPENSES
      Compensation                        1,366,825        150,000
      Professional and Consulting Fees    1,301,927         32,580
      General and Administrative          1,507,026         20,158      531,554
      Depreciation                           46,323
      Fixed Asset Charge Off                150,000
      Loss on Obsolete Equipment            600,000
      Loss on Investment                    595,000
      Interest Expense                       19,855                           -
                                     -------------- -------------- ------------

      Total Expense                       5,586,956        202,738      531,554
                                     -------------- -------------- ------------

(LOSS) BEFORE INCOME TAXES               (3,985,924)      (189,322)    (531,554)

      Provision for Income Taxes                800            800          800
                                     -------------- -------------- ------------

NET (LOSS)                            $  (3,986,724) $    (190,122) $  (532,354)
                                     ============== ============== ============

BASIC AND DILUTED
Net (Loss) per Common Share                   (0.21)         (0.03)       (0.10)
                                     -------------- -------------- ------------

Weighted Average Number of
      Common Shares Outstanding          18,966,667      7,230,179    5,146,846
                                     ============== ============== ============

        The accompanying notes are an integral part of these statements

                            ViaStar Media Corporation
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY/(DEFICIT)
                       December 31, 1999 to June 30, 2004


                                      Preferred Stock     Common Stock                  Encumberances/                  Total
                                  ----------- -----------------------------   Paid in    Subscription  Accumulated    Shareholder's
                                     Shares    Amount    Shares     Amount    Capital      Receivable       (Loss)  Equity/(Deficit)
                                  -------------------- -------------------- ------------ ------------- ------------ ---------------

          Balance December 31, 2001         -        -   5,146,846    5,147    1,280,713             -     (941,435)        344,425
            Net (Loss) for the year                                                                        (532,354)       (532,354)
                                  -------------------- -------------------- ------------ ------------- ------------ ---------------
         Balance, December 31, 2002         -        -   5,146,846    5,147    1,280,713             -   (1,473,789)       (187,929)
           Common shares issued for

             purchase of subsidiary                      3,500,000    3,500      591,500                                    595,000

     Common shares issued to secure
                      notes payable                      2,000,000    2,000      338,000                                    340,000

             Encumberance on shares                                                           (340,000)                    (340,000)

               Adjustment on issues                                               (2,435)                                    (2,435)

    Net (Loss) for six months ended
                      June 30, 2003                                                                        (190,122)       (190,122)
                                  -------------------- -------------------- ------------ ------------- ------------ ---------------
              Balance June 30, 2003         -        -  10,646,846   10,647    2,207,778      (340,000)  (1,663,911)        214,514

    Common shares issued for merger                     15,164,671   15,165    3,794,753                                  3,809,918
       Preferred convertible shares

                  issued for merger 1,904,100   19,041                         6,821,041                                  6,840,082

         Preferred shares converted   (50,000)   (500)   1,000,000    1,000         (500)                                         -

      Remove Encumberance on Shares                                                            340,000                      340,000

Common shares issued for acqusition                     10,000,000   10,000    3,990,000                                  4,000,000

      Common shares issued for cash                      1,601,250    1,601      234,649                                    236,250

      Common shares issued for debt                        112,500      113      112,387                                    112,500

   Common shares issued for service                     13,398,795   13,399    2,679,940                                  2,693,339

  Common shares issued for exercise
   of options through subscriptions
                         receivable                        527,580      528       52,230                                     52,758

          Net (Loss) for year ended
                      June 30, 2004                                                                      (3,986,724)     (3,986,724)
                                  -------------------- -------------------- ------------ ------------- ------------ ---------------

         Balance June 30, 2004      1,854,100 $ 18,541  52,451,642 $ 52,453 $ 19,892,278 $           -  $(5,650,635) $   14,312,637

        The accompanying notes are an integral part of these statements

                            Viastar Media Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year
                                                        Year        Six Months      Ended
                                                       Ended          Ended      December 31,
                                                  June 30, 2004  June 30, 2003       2002
                                                ---------------- -------------- ----------------
Operating Activities

  Net (Loss)                                     $    (3,986,724) $    (190,122) $      (532,354)
  Significant Non-Cash Transactions
       Preferred Stock issued for services                                    -
       Common Stock issued for Acqusitions                     -
       Common Stock for Services                       2,693,339
       Write-Off Subscriptions Receivable                                     -
       Depreciation Expense                              796,323
       Investment Charge Off                             595,000
  Changes in assets and liabilities
       Changes in Current Liabilities                                                    506,444
       Receivables                                      (164,486)        44,889          (23,086)
       Increase in Inventory                          (1,032,142)                              -
       Decrease/(Increase) in  Prepaid
             Expense                                                                           -
       Increase in Artist Advances                      (114,647)
       Other Assets                                      (13,420)
       Increase in Organization expenses                                                  (2,000)
       Decrease/(Increase) in Accounts
             Payable                                   1,140,476         51,466
       Adjustment                                                        (3,000)
       Due to Officer and directors                                      96,767
                                                ---------------- -------------- ----------------

Net Cash (Used) by Operating Activities                  (86,281)             -          (50,996)
                                                ---------------- -------------- ----------------
Investing Activities
       Investment                                        (13,736)      (253,233)
       Purchase of Equipment                             (23,330)             -                -
                                                ---------------- -------------- ----------------

Net Cash (Used) by Investing Activities                  (37,066)      (253,233)               -
                                                ---------------- -------------- ----------------

Financing Activities
       Proceeds Received from Stock Subscribed
          Receivable                                           -
       Proceeds from loans                              (501,533)                         51,002
       Adjustment of Bank Overdraft                                                           (6)
       Encumbrance                                       340,000
       Proceeds from sale of Common Stock                401,508        253,233                -
                                                ---------------- -------------- ----------------
Cash Provided by Financing Activities
                                                         239,975        253,233           50,996
                                                ---------------- -------------- ----------------

Net Increase/(Decrease) in Cash                          116,628              -                -

Cash, Beginning of Period                                      -              -                -
                                                ---------------- -------------- ----------------
Cash, End of Period
                                                 $       116,628  $           -  $             -
                                                ================ ============== ================
Significant Non-Cash Transactions
       See Note pertaining to Stocholders' Equity

Supplemental Information:
       Period Interest                           $         2,151  $           -  $             -
       Income Taxes Paid                                                      -                -

        The accompanying notes are an integral part of these statements

                            ViaStar Media Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003


Note 1. OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES

Nature of Business
------------------

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


Basis of presentation
---------------------

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position at June 30, 2004 and 2003, and the consolidated results of operations and cash flows for the year ended June 30, 2004, six months ended June 30, 2003 and the year ended December 31, 2002. Company changed its fiscal year end to June 30 on August 6, 2003 and completed a short period audit for the six months ended June 30, 2003 on October 17, 2003.


Principles of consolidation
---------------------------

The accompanying condensed consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of its wholly owned subsidiary. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents
-------------------------

For financial statement presentation purposes, the Company considers all short-term investments with a maturity date of three months or less to be cash equivalents.


Revenue recognition
-------------------

Revenue for music is generated when the product is scanned at the point of sale ("POS"). The period of time from initial order to shipment of the product typically ranges from thirty to forty five days. Revenue for replication and authoring is generated when the mastering process begins at the mastering facilities. Replication and authoring revenues are recognized on a project-by-project basis.

Merchandise Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs include any material, labor and manufacturing overhead incurred by the Company.


Property and Equipment
----------------------

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


Intangible assets and goodwill
------------------------------

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


Accrued expenses
----------------

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


Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company's financial statements and the accompanying notes. Actual results could differ from those estimates.


Loss Per Share
--------------

The basic (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year.

On June 30, 2004 the Company has potentially dilutive securities outstanding in the form of 1,854,100 shares of preferred stock that can each be exchanged for 20 shares of common stock. These shares are not considered in the presentation of loss per share as their inclusion would be antidultive.


Income Taxes
------------

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.


Segment reporting
-----------------

Management reviews the operating results of the Company's subsidiaries for the purpose of making operating decisions and assessing performance. Based on the aggregation criteria in Statement of Financial Accounting Standards No. 131, the Company has aggregated the results of all its operating subsidiaries into one reportable segment.


Stock Based Compensation
------------------------

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation.


Note 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has accumulated a $5,650,635 loss since inception. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its success in developing additional capital.

Management believes that the above problems are being resolved and plans to address its going-concern issue through the following:

     o Expanding or increasing its distribution of products and services through its subsidiaries

     o Expanding market presence through selective acquisitions or the merger of, with established media and entertainment companies;

     o    Raising  capital  through the sale of debt and/or  equity  securities;
          and,

     o Settling outstanding debts and accounts payable, when possible, through the reorganization or recapitalization of obligations with either longer terms or the issuance of debt and/or equity securities

There can be no assurance that the Company will be successful in its efforts to increase sales of its products or services and to issue debt and/or equity securities for cash or as payment for outstanding obligations.

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


Note 3. TRADE NAME AND DISTRIBUTION RIGHTS

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


Intangible assets at June 30, 2004:


                                                  June 30, 2004  June 30, 2003
                                                 --------------- --------------

   Trade Name Purchased (MasterDisk)              $      546,681   $       0.00


   Distribution Agreement                              7,389,750           0.00
                                                 --------------- --------------


   Trade Name and Distribution Rights             $    7,936,431   $       0.00
                                                 =============== ==============





Note 4. INVENTORY

Company inventory at June 30, 2004 is $1,032,142 and none at June 30, 2003. Inventory costs include any material, labor and manufacturing overhead incurred by the Company in the production of inventory. Inventory is primarily music compact discs and videos purchased from outside manufacturers then shipped to the retailer for sale. Inventories are stated at the lower of cost (first-in, first-out) or market. The Company may from time to time take into inventory consigned product for sale.

Note 5.  CAPITALIZED SOFTWARE DEVELOPMENT COSTS

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

Capitalization of such costs will cease no later than the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs at June 30, 2004 and June 30, 2003 were $870,750 and none, respectively.


Note 6. EQUIPMENT

Property and equipment at June 30, 2004 and June 30, 2003 are summarized as follows:


                                                   June 30, 2004  June 30, 2003
                                                 --------------- --------------
   Furniture and Fixtures                          $     932,348  $        0.00

   Studio Facilities                                   4,695,377           0.00

   Accumulated Depreciation                             (735,691)          0.00
                                                 --------------- --------------

   Equipment, Net                                  $   4,892,396  $        0.00
                                                 =============== ==============



Note 7. STOCKHOLDERS' EQUITY

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

As of June 30, 2003 the company has issued and outstanding 10,646,846 Common Shares.

Afterward, the Company issued 1,904,100 Series A convertible preferred shares and 15,164,671 common shares for a merger valued at $10,650,000; 1,000,000 common shares for conversion of 50,000 Series A preferred shares valued at $500; 10,000,000 common shares for acquisition valued at $4,000,000; 1,601,250 common shares for $289,008 cash; 112,500 common shares to settle $112,500 debt; and 13,398,795 common shares for services valued at $2,693,339.

Preferred Stock
---------------

The Company has 10,000,000 authorized shares of Preferred Stock with a par value of $0.01 per share and has issued 1,904,100 Series A Convertible Preferred Stock valued at $3,794,753 of which 50,000 shares have been converted for 1,000,000 common shares. Each share of Series A Preferred Stock is convertible to 20 shares of common stock and carries voting rights of 100:1.

Investment in and Sale of Majority Interest
-------------------------------------------

On April 23, 2003 the Company entered into a transaction to purchase Moving Pictures International Ltd, ("MPI") an entertainment magazine. The Company issued 3,500,000 shares of common stock, par value $0.001 in connection with the purchase of MPI. The purchase of MPI was an elaborate brokered transaction by the recipient of the shares. The brokered purchase of MPI was accounted for under the purchase method of accounting. Total investment required in MPI by the Company included the assumption of (undisclosed at the time of sale) substantial liabilities and the payment of shares of the Company's common stock, which approximated $1,200,000. The purchase of MPI was to be solely through the issuance of shares of the Company's common stock. The Company through the actions of a member of prior management and a related party of the seller became obligated for payments on behalf of MPI. The obligations were never audited or verified for purposes of the Company and its shareholders as required by law. The transaction was denominated in the English pounds ((pound)) converted to US dollars ($) for financial statement purposes. No foreign currency translation adjustment was necessary. The Company on September 26, 2003 entered into an agreement to sell MPI and relieve itself of the debt.


Encumbrances and Related Party Transactions
-------------------------------------------

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


Merger
------

On July 18, 2003 the company entered into a stock purchase agreement with Level X Media Corporation wherein the company obtained all of the assets, liabilities and outstanding shares of stock of Level X in exchange for a purchase price of $10,650,000. The original agreement was for the exchange of ViaStar common stock valued at $1.00 per share. However, the stock was actually trading at the time between $0.20 and $0.26 per share. The agreement was revised so that 1,904,100 shares of preferred stock valued at $3,809,918 (convertible to 38,082,000 shares of common stock) and 15,164,671 common shares valued at $6,840,082 were issued for the total purchase price of $10,659,000.


Acquisitions through Issue of Stock
-----------------------------------

On March 31, 2004, the Company issued 10,000,000 shares of its common stock to the shareholders of MasterDisk in exchange for all of the issued and outstanding shares of MasterDisk. As a result of the share exchange, MasterDisk became a wholly owned subsidiary of the Company.

MasterDisk headquartered in New York City, is one of the leading audio, video and multimedia mastering facilities in the U.S. The Company through its wholly owned subsidiary provides state of the art authoring for digital videodisks, and multi-channel 5.1 mastering. For over thirty years MasterDisk has provided quality media mastering through personal service, expertise and creativity.

The Company recognized purchase of MasterDisk trade name of $546,681 (see Note 3- Goodwill and Other Intangible Assets) related to the excess of the purchase price over the net assets. The acquisition was accounted for under the purchase method of accounting. Results of operation since the date of acquisition have been included in the consolidated financial statements.


Stock Incentive Plan
--------------------

The Company adopted a Stock Incentive Plan which was revised in its January 2004, S-8 Registration Statement. Under the plan, the Company can issue stock to consultants, employees, directors and company officers in exchange for services.

Note 8. INCOME TAXES:

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $1,242,389, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $5,647,225. The total valuation allowance is a comparable $1,242,389. Details for the last two years follow

                                          6/30/04        6/30/03
                                   -------------- --------------
         Deferred Tax Asset          $  1,242,389   $    365,310
         Valuation Allowance           (1,242,389)      (365,310)
         Current Taxes Payable               0.00           0.00
                                   -------------- --------------
         Income Tax Expense          $       0.00   $       0.00
                                   ============== ==============

Below is a chart showing the estimated corporate federal net operating losses
(NOL) and the years in which they expire.

         Year                            Amount                Expiration
         ----                            ------                ----------
         1999                         $   207,036                 2019
         2000                             432,268                 2020
         2001                             298,721                 2021
         2002                             532,354                 2022
         2003                             190,122                 2023
         2004                           3,986,724                 2024
                                      -----------

         Total NOL                     $5,647,225
                                      ===========



Note 9. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 145-150 and their effect on the Company.

SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities

This statement requires companies to recognize costs associated with exit or disposal activities, other than SFAS 143 costs, when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of these costs are lease termination costs, employee severance costs associated with restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is effective after December 15, 2002.

SFAS 147 Acquisitions of Certain Financial Institutions - an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9.

This statement makes the acquisition of financial institutions come under the statements 141 and 142 instead of statement 72, 144 and FASB Interpretation No.
9. This statement is applicable for acquisition on or after October 1, 2002.

SFAS 148 Accounting for Stock-Based Compensation - Transition and Disclosure

Amends FASB 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.

SFAS 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities

This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

SFAS 150 Financial  Instruments  with  Characteristics  of both  Liabilities and
Equity

This statement requires that such instruments be classified as liabilities in the balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

Interpretation No. 46 (FIN 46)

Effective January 31, 2003, The Financial Accounting Standards Board requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a continuing financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has not invested in any such entities, and does not expect to do so in the foreseeable future.

The adoption of these new Statements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.



Note 9. SUBSEQUENT EVENTS

On September 8, 2004 the Chief Financial Officer (CFO) of the Company resigned. A temporary consultant was hired as a assist the Company with its financial and accounting paperwork until a full time officer could be hired.

On July 1, 2004, the Company issued 1,000,000 restricted common shares valued at $146,000 for legal services. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.

On July 26, 2004, the Company issued 36,281 registered common shares valued at $3,000 and on August 30, 2004 the Company issued 45,000 registered common shares valued at $3,000 under the Company's First Amended 2003 Employees/Consultants Common Stock Compensation Plan for consulting services.

On July 30, 2004, the Company issued 4,527,580 restricted common shares to two employees as compensation valued at $100,000. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.

On August 31, 2004, the Company issued 3,000,000 restricted common shares to a consultant for business development valued at $216,000. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.

On September 15, 2004, the Company issued 500,000 restricted common shares to a company as a finder fee valued at $27,000. Also on the same date, the Company issued 1,000,000 restricted common shares in a private placement to eight accredited individuals for $25,000. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

On September 30, 2004, the Company issued 100,000 restricted common shares for $4,500 of interest owed to an individual. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.