Form 10QSB
period 2004-09-30
VIASTAR MEDIA CORP
filed 2004-11-22
CIK 1098226

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTER ENDED SEPTEMBER 30, 2004


                        COMMISSION FILE NUMBER 000-28485

                            VIASTAR MEDIA CORPORATION
--------------------------------------------------------------------------------
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


                     (Former Name - ViaStar Holdings, Inc.)
--------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year if
                           Changed Since Last Report)


Check  whether the  Registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No[ ]


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 30, 2004: common stock, $0.001 par value - 62,660,503

Transitional Small Business Disclosure Format Yes |X| No | |

================================================================================

                                TABLE OF CONTENTS





                         PART I - FINANCIAL INFORMATION


   Item                                                                 Page
   ----                                                                 ----


1. Financial Statements

     Report of Independent Registered Public Accounting Firm ............ 3

     Condensed Consolidated Balance Sheets .............................. 4-5

     Condensed Consolidated Statements of Operations .................... 6

     Condensed Consolidated Statements of Cash Flows .................... 7

     Notes to Condensed Consolidated Financial Statements ............... 8

2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations ........................................ 16

3. Controls and Procedures .............................................. 21

4. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......................................... 21

                           PART II - OTHER INFORMATION

1. Legal Proceedings .................................................... 22

2. Changes in Securities ................................................ 22

3. Defaults Upon Senior Securities ...................................... 22

4. Submission of Matters to a Vote of Security Holders .................. 22

5. Other Information .................................................... 22

6. Exhibits ............................................................. 23

SIGNATURES .............................................................. 23

                                     PART I


Item 1. Financial Statements


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors and Audit Committee
VIASTAR MEDIA CORPORATION

We have reviewed the accompanying consolidated interim balance sheets of Tankless Systems Worldwide, Inc., as of September 30, 2004, and June 30, 2004 and the associated consolidated statements of operations, stockholders' equity and cash flows for the three months ended September 30, 2004 and September 30, 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.


Shelley International, CPA

Mesa, Arizona, U.S.A.

November 19, 2004

                            VIASTAR MEDIA CORPORATION
                          CONSOLIDATION BALANCE SHEETS
                                   (Unaudited)
                      September 30, 2004 and June 30, 2004

                                     ASSETS
                                     ------
                                                September 30,      June 30,
                                                    2004             2004
                                              --------------- ---------------
CURRENT ASSETS
    Cash                                       $       43,003  $      116,628
    Accounts Receivable - Net                         651,886         635,795
    Prepaid Expense                                   146,000
    Other Receivables                                   7,015          18,108
    Inventory                                         851,878       1,032,142
                                              --------------- ---------------

    Total Current Assets                            1,699,782       1,802,673
                                              --------------- ---------------
LONG TERM ASSETS

    Capitalized Software, Net                         870,750         870,750
    Property and Equipment, Net                     4,846,825       4,892,396
    Goodwill and other intangible Assets, Net       7,936,431       7,936,431
    Investments                                        13,736          13,736
    Business Development                              216,000
    Deferred Income Tax Benefit                       279,430         279,430
    Artist Advances                                   147,940         114,647
    Other Assets                                       27,130          13,420
    Notes Receivable                                   92,013          92,013
                                              --------------- ---------------
    Total Long Term Assets                         14,430,255      14,212,823
                                              --------------- ---------------

TOTAL ASSETS                                   $   16,130,037  $   16,015,496
                                              =============== ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
LIABILITIES
Current Liabilities
    Accounts Payable and Accrued Expenses      $    1,301,799  $    1,146,291
    Related Party Liabilities and Advances               (716)         19,716
    Notes Payable - Current Portion                    19,521
    Credit Line - Financial Institution               214,500         214,500
                                              --------------- ---------------

    Total Current Liabilities                       1,535,104       1,380,507

Non-Current Liabilities
    Notes Payable - Non-current Portion               247,307               -
    Other liabilities                                 109,772         322,352
                                              --------------- ---------------

    Total Non-Current Liabilities                     357,079         322,352
                                              --------------- ---------------

TOTAL LIABILITIES                                   1,892,183       1,702,859
                                              --------------- ---------------

STOCKHOLDERS' EQUITY

    Preferred Stock authorized
    10,000,000 shares, $0.01 par value.
    Issued and outstanding September 30, 2004:
    1,854,100 shares of Class A Convertible
    and 1,854,100 at June 30, 2004.                    18,541          18,541

    Common Stock, authorized
    100,000,000 shares, $0.001 par value;
    Issued and outstanding September 30, 2004;
    62,660,503 shares and June 30, 2004
    52,451,642 shares.                                 62,662          52,453

    Subscriptions Receivable                          (30,000)

    Paid in Capital                                20,409,469      19,892,278

    Retained Earnings/(Deficit)                    (6,222,818)     (5,650,635)
                                              --------------- ---------------

    Total Stockholders' Equity/(Deficit)           14,267,854      14,312,637
                                              --------------- ---------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $   16,130,037  $   16,015,496
                                              =============== ===============

        The accompanying notes are an integral part of these statements

                            VIASTAR MEDIA CORPORATION
                     CONSOLIDATION STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three Months        Three Months
                                              Ended               Ended
                                       September 30, 2004   September 30, 2003
                                     -------------------- --------------------

INCOME

    Revenues                               $      556,230       $      141,481
    Other Income                                  16,293
                                     -------------------- --------------------

    Gross Income                                  572,523              141,481


COST OF GOODS SOLD                                343,584               65,271
                                     -------------------- --------------------

    Gross Profit / (Loss)                         228,939               76,210
                                     -------------------- --------------------

EXPENSES

    Compensation                                  295,132               50,804
    Professional and Consulting Fees               42,664              458,822
    General and Administrative                    236,161               43,002
    Depreciation                                   45,571              375,260
    Write-Down Obsolete Inventory                 170,974
    Loss on Investment                                                 240,000
    Interest Expense                               10,620               16,599
                                     -------------------- --------------------

    Total Expense                                 801,122            1,184,487
                                     -------------------- --------------------

(LOSS) BEFORE INCOME TAXES                       (572,183)          (1,108,277)


    Provision for Income Taxes                                           1,000
                                     -------------------- --------------------

NET (LOSS)                                 $     (572,183)      $   (1,109,277)
                                     ==================== ====================

BASIC AND DILUTED

Net (Loss) per Common Share                $        (0.01)      $        (0.06)
                                     -------------------- --------------------

Weighted Average Number of
      Common Shares Outstanding                57,668,953           19,369,659
                                     ==================== ====================

        The accompanying notes are an integral part of these statements

                            VIASTAR MEDIA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                            Three Months       Three Months
                                               Ended               Ended
                                       September 30, 2004   September 30, 2003
                                     -------------------- --------------------
Operating Activities

    Net (Loss)                             $     (572,183)      $   (1,109,277)

    Significant Non-Cash Transactions
       Loss on Sale of non-affiliate                                   240,000
       Common Stock for Interest                    4,500
       Common Stock for Services                  472,900              330,000
       Write-Off Obsolete Equipment                38,563                    -
       Business Development                      (216,000)
       Depreciation Expense                        45,571              375,260
    Changes in assets and liabilities
       Receivables                               (164,907)             (62,919)
       Increase in Artist Advances                (33,293)
       Other Assets                               (13,710)
       Decrease in Inventory                      180,264
       Decrease in Other Liabilities             (212,580)
       Decrease/(Increase) in  Prepaid

           Expense                                (16,091)

       Due Officers and Directors                 (20,432)
       Decrease/(Increase) in Accounts

           Payable                                155,508              132,596
                                     -------------------- --------------------
Net Cash (Used) by Operating Activities          (390,453)             (94,340)
                                     -------------------- --------------------
Investing Activities
       Purchase of Equipment                            -               (8,722)
                                     -------------------- --------------------
Net Cash (Used) by Investing Activities                 -               (8,722)
                                     -------------------- --------------------
Financing Activities
    Proceeds from Related Parties                                      100,000
    Proceeds from loans                           266,828
    Proceeds from sale of Common Stock             50,000               25,000
                                     -------------------- --------------------
Cash Provided by Financing Activities             316,828              125,000
                                     -------------------- --------------------

Net Increase/(Decrease) in Cash                   (73,625)              21,938

Cash, Beginning of Period                         116,628                    -
                                     -------------------- --------------------
Cash, End of Period                        $       43,003       $       21,938
                                     ==================== ====================
Significant Non-Cash Transactions
    See Note pertaining to Stockholders' Equity

Supplemental Information:

    Period Interest                        $       10,620       $            -
    Income Taxes Paid                                   -                    -

        The accompanying notes are an integral part of these statements

                   VIASTAR MEDIA CORPORATION AND SUBSIDIARIES
                            ViaStar Media Corporation

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 2004 and June 30, 2004


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

Principles of  consolidation
----------------------------

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

Merchandise Inventory
---------------------

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

On September 30, 2004 the Company has potentially dilutive securities outstanding in the form of 1,854,100 shares of preferred stock that can each be exchanged for 20 shares of common stock. These shares are not considered in the presentation of loss per share as their inclusion would be antidultive.

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

Note 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has accumulated a $6,222,818 loss since inception. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its success in developing additional capital.

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

     o    Raising  capital  through the sale of debt and/or  equity  securities;
          and,

     o Settling outstanding debts and accounts payable, when possible, through the reorganization or re-capitalization of obligations with either longer terms or the issuance of debt and/or equity securities

There can be no assurance that the Company will be successful in its efforts to increase sales of its products or services and to issue debt and/or equity securities for cash or as payment for outstanding obligations.

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

Intangible assets at September 30, 2004:
                                               September 30, 2004 June 30, 2004
                                               ------------------ -------------
    Trade Name Purchased (MasterDisk)                 $   546,681   $   546,681
    Distribution Agreement                              7,389,750     7,389,750
                                               ------------------ -------------
    Total Goodwill and Other Intangible Assets        $ 7,936,431   $ 7,936,431
                                               ================== =============

Note 4. INVENTORY

Company inventory at September 30, 2004 is $851,878 and $1,032,142 at June 30, 2004. The change in inventory includes cost of goods sold plus a $170,974 write down for obsolete inventory. Inventory costs include any material, labor and manufacturing overhead incurred by the Company in the production of inventory. Inventory is primarily music compact discs and videos purchased from outside manufacturers then shipped to the retailer for sale. Inventories are stated at the lower of cost (first-in, first-out) or market. The Company may from time to time take into inventory consigned product for sale.

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

Capitalization of such costs will cease no later than the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs at September 30, 2004 and June 30, 2004 is $870,750.

Note 6. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2004 and June 30, 2004 are summarized as follows:

                                               September 30, 2004 June 30, 2004
                                               ------------------ -------------
    Furniture and Fixtures                            $   932,348   $   932,348
    Studio Facilities                                   4,695,377     4,695,377
    Accumulated Depreciation                             (780,900)     (735,691)
                                               ------------------ -------------
    Property and Equipment, Net                       $ 4,846,825   $ 4,892,396
                                               ================== =============


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

The Company, on January 5, 2004 through a vote of the shareholders holding a majority of control approved an increase in the number of authorized shares of common stock, $0.001 par value to 100,000,000 and the creation of a new class of equity, authorizing 10,000,000 shares of preferred stock, $0.01 par value. Furthermore through the vote of the shareholders holding a majority control, the Company approved the issuance of Series A Convertible Preferred Stock designation used in the completion of the amended merger with Level X.

As of June 30, 2003 the company has issued and outstanding 10,646,846 Common Shares.

Afterward, the Company issued 1,904,100 Series A convertible preferred shares and 15,164,671 common shares for a merger valued at $10,650,000; 1,000,000 common shares for conversion of 50,000 Series A preferred shares valued at $500; 10,000,000 common shares for acquisition valued at $4,000,000; 2,601,250 common shares for $339,008 cash; 112,500 common shares to settle $112,500 debt; 100,000 for payment of $4,500 interest; and 22,507,656 common shares for services valued at $3,188,339 and a subscription receivable of $30,000.

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

                                      6/30/04             6/30/03
                                 -------------      -------------
       Deferred Tax Asset         $  1,242,389      $     365,310
       Valuation Allowance          (1,242,389)          (365,310)
       Current Taxes Payable              0.00               0.00
                                 -------------      -------------
       Income Tax Expense         $       0.00       $       0.00
                                 =============      =============

Below is a chart showing the estimated  corporate  federal net operating  losses
(NOL) and the years in which they expire.

         Year                         Amount           Expiration
         ----                    -----------           ----------
         1999                    $   207,036                 2019
         2000                        432,268                 2020
         2001                        298,721                 2021
         2002                        532,354                 2022
         2003                        190,122                 2023
         2004                      3,986,724                 2024
                                 -----------

         Total NOL               $ 5,647,225
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


Results of Operations


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

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


Three months ended September 30, 2004
-------------------------------------

During the three months ended September 30, 2004, the Company generated $572,523 in revenues against $514,558 in cost of sales resulting in a gross profit of $57,965.

Revenue from mastering was $ 542,959 comprising 95% of the Company's revenue whereas only $13,271 comprising 2% of total revenue was from the distribution of music CD's. The remaining $16,293 or 3% of the revenue was from advertising and rebates. Both divisions had similar gross margin ratios as the total gross profit of $228,939 was comprised of $221,682 from mastering and $7,257 from CD sales.

Operating costs of the mastering business was $301,755 which was comprised of $102,128 of payroll costs, $3,911 of bad debt, $28,417 of insurance expense, $69,867 in rent and office expenses, $10,453 in travel costs, $45,571 in depreciation expense and the remaining $160,043 in other general and administrative expenses. The resulting net loss from the operations of the mastering business was $93,090.

Operating costs attributable to the distribution business were $323,931 which was comprised of about $95,000 of payroll costs, $170,974 in inventory write downs, $15,703 in rent and office expenses, $12,090 of insurance expense, $5,671 in travel expenses, $8,545 in professional fees and the remaining $15,948 in other general and administrative and marketing expenses. The resulting net loss from the operations of the distribution business was $247,721.

Operating costs attributable to the corporate administration and operation were $170,334 which was comprised of $94,496 of payroll expenses, $34,119 in consulting and legal services, $15,703 in rent and office expenses, $5,500 in interest expense, and $20,516 in other general and administrative expenses.

As a result of the foregoing factors, the Company incurred a net loss of $572,183 for the three months ended September 30, 2004 compared to $1,109,277 for the same period ended September 30, 2003. The reduced loss was due to more gross profit with less overhead expenses that the previous period. This is largely explained by the Company having incurred substantial costs in its efforts to clean up the operational problems and corporate practices that were conducted in a manner not conducive to normal business practices during the three months ended September 30, 2003.

Three months ended September 30, 2003
-------------------------------------

The Company generated $141,481 in revenues and $65,271 in cost of sales resulting in gross profit of $76,210 from music and publishing operations during the three months ended September 30, 2003. The business operations of Moving Pictures International where included in the consolidated financial statements of the Company for the time period that the Company held a controlling interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Selling, general and administrative expenses were $927,898. Compensation expense of $50,804 was pursuant to employment agreements. Professional and consulting fees were $458,822 which was comprised of a one time fee of approximately $170,000 in directors compensation due to the issuance of restricted common stock of the Company to a director which had been agreed to and entered into with prior management, $160,000 in marketing costs associated with public and investor relation services of the Company and its music business, and approximately $128,000 in professional legal fees in association with the Company's defense against Mr. Dadon and other individuals alleging obligations due to them and authorized by prior management. Depreciation expense was $375,260 and was based upon the fair value of the assets that were obtained in the merger with Level X. The Company uses the straight-line method of depreciation.

Interest expense, net of interest income was $16,599. The Company recognized a loss on sale of an 80% interest in Moving Pictures International of $240,000. The Company believes the sale of a controlling interest in MPI was in the best interest of its shareholders and the Company's business operations as to the potential and apparent conflict in hours of operations due to time zones, the economic and business environment in which Moving Pictures International operates and the general management philosophy of MPI.

Liquidity and Capital Resources

During the three months ended September 30, 2004, the Company used $390,453 from its operations and received $50,000 from the sale of 1,000,000 of its common shares and $266,828 from loan proceeds. The use of cash from operations was primarily caused from an increase of $164,907 in receivables and the reduction of $212,580 in outstanding liabilities.

The Company financed the majority of its $572,183 loss from operations with the issuance of 9,108,861 shares for services valued at $499,900. The services provided were comprised of $216,000 in software development, $100,000 in employee bonuses, $146,000 in legal fees, $27,000 in finder fees and $10,900 in business consulting fees.

Interest expense of $4,500 was paid with the issuance of 100,000 restricted shares.

At September 30, 2004 the Company had $43,003 of cash and working capital of $164,678.

Going Concern

As discussed in the accompanying consolidated financial statements and results of operations contained in the management's discussion and analysis section, the Company and its predecessors have incurred approximately $6,000,000 in losses since inception. This, as well as the risks associated with raising capital through the issuance of equity and/or debt securities, creates uncertainty as to the Company's ability to continue as a going concern.

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

Capital-raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. During the nine months ended September 30, 2003 and September 30, 2004, the Company raised capital through the issuance of equity securities totaling approximately none and $200,000 in the aggregate, respectively.

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


Item 3. Controls and Procedures


As of the end of the fiscal quarter to which this report relates (September 30, 2004), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that as of the date of that evaluation our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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


Item 4. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

================================================================================

                                    PART II


Item 1. Legal Proceedings.

None.


Item 2. Changes in Securities.

During the three months ended September 30, 2004 the Company made the following issuances and sales of securities in reliance upon the exemption provided by
Section 4(2) of the Securities Act of 1933.

On July 1, 2004, the Company issued 1,000,000 common shares valued at $146,000 for legal services. The issuance of the stock was exempt from registration under
Section 4(2) of the Securities Act.

On July 26, 2004, the Company issued 81,281 registered common shares valued at $3,000 and on August 30, 2004 the Company issued 45,000 registered common shares valued at $3,000 under the Company's First Amended 2003 Employees/Consultants Common Stock Compensation Plan for consulting services.

On July 30, 2004, the Company issued 4,527,580 common shares to two employees as an exercise of options. A total of $70,000 in cash was received and a note subscription for $30,000 was received for the issuance of the common shares. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.

On August 31, 2004, the Company issued 3,000,000 common shares to a consultant for business development valued at $216,000. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.

On September 15, 2004, the Company issued 500,000 common shares to a company as a finder fee valued at $27,000. Also on the same date, the Company issued 1,000,000 restricted common shares in a private placement to eight accredited individuals for $25,000. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

On September 30, 2004, the Company issued 100,000 common shares for $4,500 of interest owed to an individual. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.


Item 3. Defaults Upon Senior Securities.

None.


Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits, List, and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.    Description of Exhibit
---------- ---------------------------------------------------------------------
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

31.2 Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

32.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
          1350.

32.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
          1350.

 (b) Reports on Form 8-K.

     The Company filed the following reports on Form 8-K:

     (1) Form 8-K filed August 6, 2004 on Item 5.02 regarding resignation of Secretary and Chief Financial Officer.

     (2) Form 8-K filed October 20, 2004 on Item 4.01 regarding change in registrants certifying accountant.

     (3) Form 8-K filed November 16, 2004 on Item 5.02 regarding appointment of Sam Messina as Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of November, 2004.
                                                       VIASTAR MEDIA CORPORATION

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

    Signature                         Title                          Date
---------------------------------- ------------------------------ ------------

  /s/ JOHN D. AQUILINO             President and Chief              11/22/2004
 ---------------------------------   Executive Officer
      John D. Aquilino             (principal executive officer)

  /s/ SAM MESSINA                  Interim Chief Financial Officer  11/22/2004
 ---------------------------------   (principal financial and
       Sam Messina                    accounting officer)