Form 10QSB
period 2004-12-31
POP3 MEDIA CORP
filed 2005-02-16
CIK 1098226

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTER ENDED December 31, 2004

                        COMMISSION FILE NUMBER 000-28485


                                POP3 MEDIA CORP.
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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of December 31, 2004: Common stock, $0.001 par value - 70,747,443

Transitional Small Business Disclosure Format Yes |X| No |  |

                                TABLE OF CONTENTS
                         PART I - FINANCIAL INFORMATION

Item                                                                      Page
----                                                                      ----

1.   Report of Independent Registered Public Accounting Firm ................ 3

     Condensed Consolidated Balance Sheets .................................. 4

     Condensed Consolidated Statements of Operations 3 months ............... 5

     Condensed Consolidated Statements of Operations 6 months ............... 6

     Condensed Consolidated Statements of Cash Flows ........................ 7

     Notes to Condensed Consolidated Financial Statements ................... 8

2.   Management's  Discussion and Analysis of Financial Condition
      and Results of Operations .............................................18

3.   Controls and Procedures ................................................24

4.   Changes in and Disagreements  with Accountants on Accounting and Financial Disclosure ..............................................25

5.   Legal Proceedings ......................................................25

6.   Changes in Securities ..................................................25


PART II - OTHER INFORMATION


3.   Defaults Upon Senior Securities ........................................27

4.   Submission of Matters to a Vote of Security Holders ....................27

5.   Other Information ......................................................27

6.   Exhibits, List, and Reports on Form 8-K ................................27

SIGNATURES ..................................................................28

Item 1. Financial Statements


Report of Independent Registered Public Accounting Firm


To the Board of Directors and Audit Committee POP3 MEDIA CORP

We have reviewed the accompanying consolidated interim balance sheets of PoP3 Media Corp, as of December 31, 2004, and June 30, 2004 and the associated consolidated statements of operations, stockholders' equity and cash flows for the three months and six months ended December 31, 2004 and December 31, 2003. These interim financial statements are the responsibility of the Company's management.

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


Shelley International, CPA

Mesa, Arizona, U.S.A.

February 10, 2005

                                 POP3 MEDIA CORP
                          CONSOLIDATION BALANCE SHEETS
                                   (Unaudited)
                       December 31, 2004 and June 30, 2004

                                     ASSETS
                                                 December 31,
                                                     2004            June 30,
                                                  (Unaudited)          2004
                                              ---------------- ----------------

CURRENT ASSETS
      Cash                                     $        87,605  $       116,628
      Accounts Receivable - Net                        917,168          635,795
      Prepaid Expense                                  146,000
      Other Receivables                                    998           18,108
      Inventory                                        861,168        1,032,142
                                              ---------------- ----------------

      Total Current Assets                           2,012,939        1,802,673
                                              ---------------- ----------------

LONG TERM ASSETS

      Capitalized Software, Net                        870,750          870,750
      Property and Equipment, Net                    4,790,021        4,892,396
      Goodwill and other intangible Assets, Net      7,936,431        7,936,431
      Investments                                       13,736           13,736
      Business Development                             216,000
      Deferred Income Tax Benefit                      279,430          279,430
      Artist Advances                                  330,943          114,647
      Other Assets                                      43,945           13,420
      Notes Receivable                                  92,013           92,013

                                              ---------------- ----------------
      Total Long Term Assets                        14,573,269       14,212,823
                                              ---------------- ----------------

TOTAL ASSETS                                   $    16,586,208  $    16,015,496
                                              ================ ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
      Accounts Payable and Accrued Expenses    $     1,405,134  $     1,146,291
      Related Party Liabilities and Advances             1,872           19,716
      Debenture Payable                                250,000                -
      Notes Payable - Current Portion                  126,440                -

      Other Current Liabilities                        100,461                -
      Credit Line - Financial Institution              260,032          214,500
                                              ---------------- ----------------

      Total Current Liabilities                      2,143,939        1,380,507

Non-Current Liabilities

      Notes Payable - Non-current Portion              213,445                -
      Original Issue Discount                         (177,000)

      Other liabilities                                  4,763          322,352
                                              ---------------- ----------------

      Total Non-Current Liabilities                     41,208          322,352
                                              ---------------- ----------------

TOTAL LIABILITIES                                    2,185,147        1,702,859
                                              ---------------- ----------------
STOCKHOLDERS' EQUITY

      Preferred Stock authorized
      10,000,000 shares, $0.01 par value.
      Issued and outstanding December 31, 2004:
      1,854,100 shares of Class A Convertible

      and 1,854,100 at June 30, 2004.                   18,541           18,541

      Common Stock, authorized 490,000,000 shares,
      $0.001 par value; Issued and outstanding
      December 31, 2004; 70,747,443 shares and
      June 30, 2004

      52,451,642 shares.                                70,749           52,453

      Paid in Capital                               20,641,131       19,892,278

      Retained Earnings/(Deficit)                   (6,329,360)      (5,650,635)
                                              ---------------- ----------------

      Total Stockholders' Equity/(Deficit)          14,401,061       14,312,637
                                              ---------------- ----------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $    16,586,208  $    16,015,496
                                              ================ ================


The accompanying notes are an integral part of these statements

                                 POP3 MEDIA CORP
                     CONSOLIDATION STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended
                                            -----------------------------------
                                            December 31, 2004 December 31, 2003
                                            ----------------- -----------------

   INCOME

      Revenues                               $        953,019  $        213,000
      Other Income                                    103,418
                                            ----------------- -----------------

      Gross Income                                  1,056,437           213,000

   COST OF GOODS SOLD                                 368,530            43,825
                                            ----------------- -----------------


      Gross Profit / (Loss)                           687,907           169,175
                                            ----------------- -----------------
                                                                               .
   EXPENSES

      Compensation                                    280,422           115,931

      Professional and Consulting Fees                102,486           504,418

      General and Administrative                      352,362            82,573

      Depreciation                                     45,571           588,977
      Write-Down Obsolete Inventory
      Loss on Investment
      Interest Expense                                                100,000

                                                       26,404             3,372
                                            ----------------- -----------------

      Total Expense                                   807,245         1,395,271
                                            ----------------- -----------------


   (LOSS) BEFORE INCOME TAXES                        (119,338)       (1,226,096)


      Provision for Income Taxes                        450
                                            ----------------- -----------------

   NET (LOSS)                                $       (119,788) $     (1,226,096)
                                            ================= =================

   NET (LOSS) PER COMMON SHARE
                                             $          (0.00) $          (0.04)

                                             $          (0.00) $          (0.02)

   Weighted average number of Shares
      Basic                                        63,186,296        30,143,231
      Diluted                                     100,268,296        58,704,731


   The accompanying notes are an integral part of these statements

                                 POP3 MEDIA CORP
                     CONSOLIDATION STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Six Months Ended
                                            -----------------------------------
                                            December 31, 2004 December 31, 2003
                                            ----------------- -----------------
INCOME

      Revenues                               $      1,510,141  $        354,481
      Other Income                                    119,841
                                            ----------------- -----------------

      Gross Income                                  1,629,982           354,481

COST OF GOODS SOLD                                    702,846           109,096
                                            ----------------- -----------------

      Gross Profit / (Loss)                           927,136           245,385
                                            ----------------- -----------------

EXPENSES

      Compensation                                    571,542           166,735
      Professional and Consulting Fees                145,150           963,240
      General and Administrative                      616,433           125,575
      Depreciation                                     91,142           964,237
      Write-Down Obsolete Inventory                   170,974
      Loss on Investment                                                240,000
      Write off of Screenplay                                           100,000
      Interest Expense                                 10,620            19,971

                                            ----------------- -----------------

      Total Expense                                 1,605,861         2,579,758
                                            ----------------- -----------------

(LOSS) BEFORE INCOME TAXES                           (678,725)       (2,334,373)

      Provision for Income Taxes                                          1,000
                                            ----------------- -----------------

NET (LOSS)                                   $       (678,725) $     (2,335,373)
                                            ================= =================

NET (LOSS) PER COMMON SHARE
                                             $          (0.01) $          (0.08)
                                             $          (0.01) $          (0.04)

Weighted average number of Shares
      Basic                                        63,186,296        30,143,231
      Diluted                                     100,268,296        58,704,731

The accompanying notes are an integral part of these statements

                                 POP3 MEDIA CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Six Months Ended
                                            December 31, 2004 December 31, 2003
                                            ----------------- -----------------
Operating Activities

   Net (Loss)                                $       (678,725) $     (2,335,373)

   Significant Non-Cash Transactions
      Loss on Sale of non-affiliate                                     240,000
      Common Stock for Interest                         6,250
      Common Stock for Services                       483,899           727,000
      Common Stock to obtain financing                177,000
      Write-Off Obsolete Equipment                     11,233                 -
      Write-Off Screenplay Rights                                       100,000
      Business Development                           (216,000)
      Bad Debt Expense                                                   20,049
      Depreciation Expense                             91,142           964,237
   Changes in assets and liabilities
      Receivables                                    (264,263)         (271,813)
      Increase in Artist Advances                    (216,296)
      Other Assets                                    (30,525)          (13,928)
      Decrease in Inventory                           170,974            40,704
      Increase in Original Issue Discount            (177,000)
      Decrease in Other Liabilities                  (217,128)
      Decrease/(Increase) in  Prepaid
         Expense                                     (146,000)
      Increase in Notes Payable                       339,885
      Due Officers and Directors                      (17,844)          (65,896)
      Increase in Accounts Payable                    258,843           320,940
                                            ----------------- -----------------

Net Cash (Used) by Operating Activities              (424,555)         (274,080)
                                            ----------------- -----------------
Investing Activities

      Purchase of Equipment                                 -            (4,668)
                                            ----------------- -----------------

Net Cash (Used) by Investing Activities                     -            (4,668)
                                            ----------------- -----------------
Financing Activities
      Proceeds from Related Parties                                     100,000
      Proceeds from Credit Line                        45,532
      Proceeds from loans                             300,000

      Proceeds from sale of Common Stock               50,000           200,000
                                            ----------------- -----------------


Cash Provided by Financing Activities                 395,532           300,000
                                            ----------------- -----------------

Net Increase/(Decrease) in Cash                       (29,023)           21,252

Cash, Beginning of Period                    $        116,628                 -
                                            ----------------- -----------------

Cash, End of Period                          $         87,605  $         21,252
                                            ================= =================

Significant Non-Cash Transactions
       See Note pertaining to Stockholders' Equity

Supplemental Information:

       Period Interest                       $         37,025  $              -

       Income Taxes Paid                                    -                 -

The accompanying notes are an integral part of these statements

                        PoP3 Media Corp and Subsidiaries

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2004 and June 30, 2004


Note 1. OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES

Nature of Business
------------------

PoP3 Media Corp (the "Company" or "PoP3") was organized January 6, 1993, under the laws of the State of Nevada, as Lotus Enterprises, Inc. On April 6, 1999, the State of Nevada approved an increase of authorized capital to 50,000,000 common shares and changed its name to ClubCharlie.com, Inc. On January 22, 2001, the Company changed its name to ViaStar Holdings, Inc. On July 18, 2003 the Company entered into an agreement and plan of merger with Level X Media Corporation ("Level X") whereby a change in control occurred. On January 23, 2004, the State of Nevada approved an increase of authorized capital (100,000,000 common and 10,000,000 preferred) and changed its name to ViaStar Media Corporation. On March 31, 2004, the Company acquired all of the issued and outstanding capital of MasterDisk Corporation ("MasterDisk"), a New York corporation, which became a wholly owned subsidiary of the Company. On December 29, 2004, the Company changedamended its Articles of Incorporation, changing its name to PoP3 Media Corp and increasing of its authorized capital to 490,000,000 common and 10,000,000 preferred shares.


Basis of presentation
---------------------

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position at December 31, 2004 and June 30, 2004, and the consolidated results of operations and cash flows for the, six months ended December 31, 2004 and 2003. The Company changed its fiscal year end to June 30 on August 6, 2003 and completed a short period audit for the six months ended June 30, 2003 on October 17, 2003.


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

On December 31, 2004 the Company has potentially dilutive securities outstanding in the form of 1,854,100 shares of preferred stock that can each be exchanged for 20 shares of common stock. These shares are not considered in the presentation of loss per share as their inclusion would be anti-dilutive.


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

Note 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2004, the Company has accumulated a $6,329,360 loss since inception. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its success in developing additional capital.

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

     o    Raising  capital  through the sale of debt and/or  equity  securities;
          and,

     o Settling outstanding debts and accounts payable, when possible, through the reorganization or re-capitalization of obligations with either longer terms or the issuance of debt and/or equity securities

The Company will not be successful in its efforts to increase sales of its products or services and to issue debt and/or equity securities for cash or as payment for outstanding obligations.

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

Intangible assets at December 31, 2004:


                                              December 31, 2004   June 30, 2004
                                              ----------------- ---------------

   Trade Name Purchased (MasterDisk)           $        546,681  $      546,681

   Distribution Agreement                             7,389,750       7,389,750
                                              ----------------- ---------------

   Total Goodwill and Other Intangible Assets  $      7,936,431  $    7,936,431
                                              ================= ===============

Note 4. INVENTORY

Company inventory at December 31, 2004 is $861,168 and $1,032,142 at June 30, 2004. The change in inventory includes cost of goods sold plus a $170,974 write-down for obsolete inventory. Inventory costs include any material, labor and manufacturing overhead incurred by the Company in the production of inventory. Inventory is primarily music compact discs and videos purchased from outside manufacturers then shipped to the retailer for sale. Inventories are stated at the lower of cost (first-in, first-out) or market. The Company may from time to time take into inventory consigned product for sale.


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

Capitalization of such costs will cease no later than the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs at December 31, 2004 and June 30, 2004 is $870,750.


Note 6. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 and June 30, 2004 are summarized as follows:


                                              December 31, 2004   June 30, 2004
                                              ----------------- ---------------

   Furniture and Fixtures                      $        932,348  $      932,348

   Studio Facilities                                  4,695,377       4,695,377

   Accumulated Depreciation                            (837,704)       (735,691)
                                              ----------------- ---------------

   Property and Equipment, Net                 $      4,790,021  $    4,892,396
                                              ================= ===============

Note 7. DEBENTURES

On October 22, 2004, the Company entered into a Securities Purchase Agreement with Montgomery Equity Partners, Ltd. Pursuant to the Securities Purchase Agreement, the Company shall issue convertible debentures to Montgomery Equity Partners, Ltd. in the original principal amount of $500,000. The $500,000 will be disbursed as follows: $250,000 was disbursed on November 30, 2004 and $250,000 shall be disbursed within five days of the filing of a registration statement related to the shares issueable upon conversion of the convertible debentures. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. The debentures have a two-year term and accrue interest at 7% per year. At maturity, the debentures will automatically convert into shares of common stock at ta conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for five trading days immediately preceding the conversion date.

The Company also has the right to redeem the principle and accumulated interest of any outstanding debentures into Common Stock at a price of 120% of the closing bid price. Should the Company exercise its right to redeem, the holder is entitled to receive a three-year warrant to purchase 50,000 shares of the Company's common stock for every $100,000 principle and interest redeemed. The warrant can be exercised on a "cash basis" with an exercise price of 120% of the closing bid price on the date the debenture is redeemed.

The Company issued 4,486,940 common shares, valued at $150,000 to obtain this equity financing.


Note 8. STANDBY EQUITY DISTRIBUTION AGREEMENT

On October 22, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners, LP shares of common stock for a total purchase price of up to $5.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners LP will pay the Company 95% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners, LP will also retain 5% of each advance under the Standby Equity Distribution Agreement. Cornell Capital Partner's obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement and is limited to $500,000 per weekly. Pursuant to the Standby Equity Distribution Agreement Cornell Capital Partners, LP received a one-time commitment fee equal to $140,000 of the Company's common stock on October 22, 2004. The Company also paid Newbridge Securities Corporation a fee equal to $10,000 of the Company's common stock based on the price of the Company's common stock on October 22, 2004 under a placement agent agreement relating to the Standby Equity Distribution Agreement. The Company issued a total 4,486,940 common shares, valued at $150,000 to obtain this equity financing.


Note 9. STOCKHOLDERS' EQUITY

PoP3 Media Corp (the "Company" or "PoP3") was organized January 6, 1993, under the laws of the State of Nevada, as Lotus Enterprises, Inc. On April 6, 1999, the State of Nevada approved an increase of authorized capital to 50,000,000 common shares and changed its name to ClubCharlie.com, Inc. On January 22, 2001, the Company changed its name to ViaStar Holdings, Inc. On July 18, 2003 the Company entered into an agreement and plan of merger with Level X Media Corporation ("Level X") whereby a change in control occurred. On January 23, 2004, the State of Nevada approved an increase of authorized capital (100,000,000 common and 10,000,000 preferred) and changed its name to ViaStar Media Corporation. On March 31, 2004, the Company acquired all of the issued and outstanding capital of MasterDisk Corporation ("MasterDisk"), a New York corporation, which became a wholly owned subsidiary of the Company. On December 29, 2004, the Company amended its Articles of Incorporation, changing its name to PoP3 Media Corp. and increasing of its authorized capital to 490,000,000 common and 10,000,000 preferred shares.

The Company, on January 5, 2004 through a vote of the shareholders holding a majority of control, approved an increase in the number of authorized shares of common stock, $0.001 par value to 100,000,000 and the creation of a new class of equity, authorizing 10,000,000 shares of preferred stock, $0.01 par value. Furthermore through the vote of the shareholders holding a majority control, the Company approved the issuance of Series A Convertible Preferred Stock designation used in the completion of the amended merger with Level X.

On December 29, 2004, the Company through a majority vote of its controlling shareholders approved an increase in the number of authorized shares of common stock, $0.001 par value to 490,000,000 shares.

As of June 30, 2004 the Company has issued and outstanding 52,451,642 Common Shares and 1,854,100 Series A convertible preferred shares.

Afterward, through December 31, 2004, the Company issued 1,000,000 common shares for $50,000 cash; 2,500,000 common shares to settle $50,000 debt; 200,000 for payment of $6,050 interest; 10,108,861 common shares for services valued at $483,899 and 4,486,940 common shares valued at $177,000 to obtain equity financing.

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


Merger
------

On July 18, 2003 the Company entered into a stock purchase agreement with Level X Media Corporation wherein the Company obtained all of the assets, liabilities and outstanding shares of stock of Level X in exchange for a purchase price of $10,650,000. The original agreement was for the exchange of PoP3 common stock valued at $1.00 per share. However, the stock was actually trading at the time between $0.20 and $0.26 per share. The agreement was revised so that 1,904,100 shares of preferred stock valued at $3,809,918 (convertible to 38,082,000 shares of common stock) and 15,164,671 common shares valued at $6,840,082 were issued for the total purchase price of $10,650,000.


Acquisitions through Issue of Stock
-----------------------------------

On March 31, 2004, the Company issued 10,000,000 shares of its common stock to the shareholders of MasterDisk in exchange for all of the issued and outstanding shares of MasterDisk. As a result of the share exchange, MasterDisk became a wholly owned subsidiary of the Company.

MasterDisk headquartered in New York City, is an video and multimedia mastering facilities in the U.S. The Company through its wholly owned subsidiary provides state of the art authoring for digital videodisks, and multi-channel 5.1 mastering. For over thirty years MasterDisk has provided quality media mastering through personal service, expertise and creativity.

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


Note 10. INCOME TAXES:

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

                                                      6/30/04         6/30/03
                                              ----------------- ---------------
      Deferred Tax Asset                       $      1,242,389  $      365,310
      Valuation Allowance                            (1,242,389)       (365,310)
      Current Taxes Payable                                0.00            0.00
                                              ----------------- ---------------
      Income Tax Expense                       $           0.00  $         0.00
                                              ================= ===============

Below is a chart showing the estimated  corporate  federal net operating  losses
(NOL) and the years in which they expire.

      Year                          Amount         Expiration
      ----                  ----------------- -----------------
      1999                   $        207,036          2019
      2000                            432,268          2020
      2001                            298,721          2021
      2002                            532,354          2022
      2003                            190,122          2023
      2004                          3,986,724          2024
                            -----------------

         Total NOL                 $5,647,225
                            =================


Note 11. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

General:

On July 18, 2003 the Company entered into a stock purchase agreement with Level X Media Corporation ("Level X") whereby a change in control occurred. The Company obtained all of the assets, liabilities and outstanding shares of stock of Level X in exchange for a purchase price of $10,650,000. The original agreement was for the exchange of PoP3 common stock valued at $1.00 per share. However, the stock was actually trading at the time between $0.20 and $0.26 per share. The agreement was revised so that 1,904,100 shares of preferred stock valued at $3,809,918 (convertible to 38,082,000 shares of common stock) and 15,164,671 common shares valued at $6,840,082 were issued for the total purchase price of $10,650,000. The Company recognized goodwill for its distribution agreements in the amount of $7,389,750 and accounted for the acquisition under the purchase method of accounting.

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

On August 21, 2003, the Company changed its fiscal year end from December 31 to June 30.

On September 26, 2003, the Company entered into an agreement to sell an 80% controlling interest of Moving Pictures International Ltd "MPI" and relieve itself of the debt. The Company had originally entered into a note payable with the related party of the MPI seller in the amount of $700,000, with interest payments of $6,000 per month for a period of 24 months, with the remaining principal and interest due and payable on the 24th month. The sale required the related party of the MPI seller to purchase an 80% controlling interest in MPI.

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

On  January  23,  2004,  the  Company  filed an  amendment  to its  Articles  of
Incorporation   increasing  its  authorized  capital   (100,000,000  common  and
10,000,000 preferred) and changed its name to ViaStar Media Corporation.

On  December  29,  2004,  the  Company  filed an  amendment  to its  Articles of
Incorporation   increasing  its  authorized  capital   (490,000,000  common  and
10,000,000 preferred) and changing its name to Pop3 Media Corp.


Results of Operations:

FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2003

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


Three months ended December 31, 2004

During the three months ended December 31, 2004, the Company generated $1,056,437 in revenues against $368,530 in cost of sales resulting in a gross profit of $687,907.

Revenue from mastering was $ 481,212 comprising 46% of the Company's revenue, whereas $471,807 comprising 45% of total revenue was from the distribution of music CD's. The remaining $103,418 or 9% of the revenue was from settlement of accounts payable with one of the Distributor's Vendor accounts, advertising and rebates. The CD distribution recognized superior gross margin of 99%, whereas

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

the mastering division had a smaller gross margin of 24%, as the total gross profit of $687,907 was comprised of $117,724 from mastering and $570,183 from CD sales.

Operating costs of the mastering business was $239,472 which was comprised of $75,976 of payroll costs, ($27,722) of bad debt, $24,495 of insurance expense, $57,113 in rent and office expenses, $16,735 in travel costs, $7,008 in depreciation expense and the remaining $85,867 in other general and administrative expenses. The resulting net loss from the operations of the mastering business was $121,748.

Operating costs attributable to the distribution business were $568,223 which were comprised of $204,446 of payroll costs, $102,486 in consulting, legal and other professional expenses, $16,692 in rent and office expenses, $7,441 of insurance expense, $4,056 in travel expenses, and the remaining $233,102 in other general and administrative and marketing expenses. The resulting net gain from the operations of the distribution business was $1,960.

Operating costs attributable to the corporate administration and operation were $223,652 which was comprised of $89,735 of payroll expenses, $81,989 in consulting and legal services, $16,692 in rent and office expenses, $26,404 in interest expense, and $35,236 in other general and administrative expenses.

As a result of the foregoing factors, the Company incurred a net loss of $119,788 for the three months ended December 31, 2004 compared to a net loss of $1,226,096 for the same period ended December 31, 2003. The reduced loss was due to an increase in gross profit with considerable reduction in overhead expenses compared to the previous period. This is largely explained by a significant increase in music CD sales for the current period as well as the Company having incurred substantial costs in its efforts to clean up the operational problems and corporate practices that were conducted in a manner not conducive to normal business practices during the three months ended December 31, 2003.


Three months ended December 31, 2003


The Company generated $213,000 in revenues and $43,825 in cost of sales resulting in gross profit of $169,175 from music sales during the three months ended December 31, 2003.

Selling, general and administrative expenses were $1,395,271. Compensation expense of $115,931 was pursuant to employment agreements. Professional and consulting fees were $504,418 which was comprised of a $291,169 of which $230,000 was comprised of marketing costs associated with public and investor relations services of the Company and its music business, and approximately $213,249 in professional legal fees in association with the Company's defense against Mr. Dadon and other individuals alleging obligations due to them and authorized by prior management. Depreciation expense was $588,977 and was based upon the fair value of the assets that were obtained in the merger with Level X. The Company uses the straight-line method of depreciation.

Interest expense, net of interest income was $100,000.

FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2003

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


Six months ended December 31, 2004

During the six months ended December 31, 2004, the Company generated $1,629,982 in revenues against $702,846 in cost of sales resulting in a gross profit of $927,136.

Revenue from mastering was $ 1,024,171 comprising 63% of the Company's revenue whereas $485,970 comprising 30% of total revenue was from the distribution of music CD's. The remaining $119,841 or 7% of the revenue was from settlement of accounts payable to one of the Distributor's Vendor accounts, advertising and rebates. Distribution recognized superior gross margin of 99%, whereas the mastering division had a smaller gross margin of 32%, as the total gross profit of $927,136 was comprised of $339,406 from mastering and $587,730 from CD sales.

Operating costs of the mastering business was $541,227, which was comprised of $178,103 of payroll costs, ($23,811) of bad debt, $52,912 of insurance expense, $113,708 in rent and office expenses, $27,188 in travel costs, $14,016 in depreciation expense and the remaining $179,111 in other general and administrative expenses. The resulting net loss from the operations of the mastering business was $201,820.

Operating costs attributable to the distribution business were $1,064,634, which was comprised of $393,439 of payroll costs, $170,974 in the write-off of obsolete inventory, $145,150 in consulting, legal and other professional expenses, $34,040 in rent and office expenses, $19,501 of insurance expense, $9,727 in travel expenses, and the remaining $291,803 in other general and administrative and marketing expenses. The resulting net loss from the operations of the distribution business was $303,784.

Operating costs attributable to the corporate administration and operation were $430,968, which was comprised of $184,231 of payroll expenses, $116,108 in consulting and legal services, $34,040 in rent and office expenses, $24,946 in interest expense, and $61,643 in other general and administrative expenses.

As a result of the foregoing factors, the Company incurred a net loss of $678,725 for the six months ended December 31, 2004 compared to $2,334,373 for the same period ended December 31, 2003. The reduced loss was due to an increase in gross profit with considerable reduction in overhead expenses compared to the previous period. This is largely explained by a significant increase in music CD sales for the current period as well as the Company having incurred substantial costs in its efforts to clean up the operational problems and corporate practices that were conducted in a manner not conducive to normal business practices during the six months ended December 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Six months ended December 31, 2003

The Company generated $354,481 in revenues and $109,096 in cost of sales resulting in gross profit of $245,385 from music and publishing operations during the six months ended December 31, 2003. The business operations of Moving Pictures International where included in the consolidated financial statements of the Company for the time period that the Company held a controlling interest.

Selling, general and administrative expenses were $2,219,787. Compensation expense of $166,735 was pursuant to employment agreements. Professional and consulting fees were $963,240 which was comprised of a one time fee of approximately $170,000 in directors compensation due to the issuance of restricted common stock of the Company to a director which had been agreed to and entered into with prior management, $325,000 in marketing costs associated with public and investor relation services of the Company and its music business, and approximately $403,721 in professional legal fees in association with the Company's defense against Mr. Dadon and other individuals alleging obligations due to them and authorized by prior management. Depreciation expense was $964,237 and was based upon the fair value of the assets that were obtained in the merger with Level X. The Company uses the straight-line method of depreciation.

Interest expense, net of interest income was $19,971. The Company recognized a loss on sale of an 80% interest in Moving Pictures International of $240,000. The Company believes the sale of a controlling interest in MPI was in the best interest of its shareholders and the Company's business operations as to the potential and apparent conflict in hours of operations due to time zones, the economic and business environment in which Moving Pictures International operates and the general management philosophy of MPI. Liquidity and Capital Resources

During the six months ended December 31, 2004, the Company used $424,555 from its operations and received $50,000 from the sale of 1,000,000 of its common shares and $300,000 from loan proceeds. The use of cash from operations was primarily caused from an increase of $264,263 in receivables and an increase of $258,843 in outstanding liabilities.

The Company financed the majority of its $678,725 loss from operations with the issuance of 10,108,861 shares for services valued at $535,900. The services provided were comprised of $216,000 in software development, $100,000 in employee bonuses, $146,000 in legal fees, $27,000 in finder fees and $46,900 in business consulting fees.

Interest expense of $6,250 was paid with the issuance of 200,000 restricted shares.

At December 31, 2004 the Company had $87,605 of cash and working capital of ($131,000).


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

There can be no assurance that the Company will be successful in its efforts to increase sales and to issue debt and/or equity securities for cash or as payment for outstanding obligations. Capital-raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. During the six months ended December 31, 2003 and December 31, 2004, the Company raised capital through the issuance of equity securities totaling approximately $200,000 and $200,000 in the aggregate, respectively.

The ability of the Company to continue as a going concern is dependent upon its success in obtaining additional sources of capital, and attaining sufficient growth in its customer base and services to enable it to achieve future profitability. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

On October 22, 2004, the Company entered into a Securities Purchase Agreement with Montgomery Equity Partners, Ltd. Pursuant to the Securities Purchase Agreement, the Company shall issue convertible debenturesto Montgomery Equity Partners, Ltd. in the original principal amount of $500,000. The $500,000 will be disbursed as follows: $250,000 was disbursed on November 30, 2004 and $250,000 shall be disbursed within five days of the filing of a registration statement related to the shares issueable upon conversion of the convertible debentures. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. The debentures have a two-year term and accrue interest at 7% per year. At maturity, the debentures will automatically convert into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for five trading days immediately preceding the conversion date.

The Company also has the right to redeem the principle and accumulated interest of any outstanding debentures into Common Stock at a price of 120% of the closing bid price. Should the Company exercise its right to redeem, the holder is entitled to receive a three-year warrant to purchase 50,000 shares of the Company's common stock for every $100,000 principle and interest redeemed. The

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

warrant can be exercised on a "cash basis" with an exercise price of 120% of the closing bid price on the date the debenture is redeemed.

On October 22, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners, LP shares of common stock for a total purchase price of up to $5.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners LP will pay the Company 95% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners, LP will also retain 5% of each advance under the Standby Equity Distribution Agreement. Cornell Capital Partner's obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement and is limited to $500,000 per weekly. Pursuant to the Standby Equity Distribution Agreement Cornell Capital Partners, LP received a one-time commitment fee equal to $140,000 of the Company's common stock on October 22, 2004. The Company also paid Newbridge Securities Corporation a fee equal to $10,000 of the Company's common stock based on the price of the Company's common stock on October 22, 2004 under a placement agent agreement relating to the Standby Equity Distribution Agreement. The Company issued a total 4,486,940 common shares, valued at $150,000 to obtain this equity financing.



Item 3. Controls and Procedures


As of the end of the fiscal quarter to which this report relates (December 31, 2004), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that as of the date of that evaluation our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Item 4. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 5.   Legal Proceedings.

None.


Item 6.   Changes in Securities.

During the six months ended December 31, 2004 the Company made the following issuances and sales of securities in reliance upon the exemption provided by
Section 4(2) of the Securities Act of 1933.

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

On September 15, 2004, the Company issued 500,000 common shares to a company as a finder fee valued at $27,000. Also on the same date, the Company issued 1,000,000 restricted common shares in a private placement to eight accredited individuals for $50,000. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

On September 30, 2004, the Company issued 100,000 common shares for $4,500 of interest owed to an individual. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.

On October 1, 2004, the Company issued 2,500,000 common shares in a private placement to eight accredited individuals for $50,000. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

On October 22, 2004, the Company issued 4,187,811 common shares to a company as a commitment fee valued at $140,000.

On October 22, 2004, the Company issued 299,129 common shares to a company as a placement agent fee valued at $10,000.

On December 9, 2004, the Company issued 100,000 common shares for $1,750 of interest owed to an individual. The issuance of the stock was exempt from the registration under Section 4(2) of the Securities Act.

On December 13, 2004, the Company issued 1,000,000 registered common shares to a
company   valued  at   $36,000   under  the   Company's   First   Amended   2003
Employees/Consultants Common Stock Compensation Plan for consulting services.

                           PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.

None.


Item 4. Submission of Matters to a Vote of Security Holders.

The Company mailed a Form 14-C Information Statement to shareholders of the Company on December 10, 2004 regarding an amendment of the Company's articles of incorporation to the change of the Company's name to PoP3 Media Corp. and to increase in the authorized shares of common stock to 490,000,000. A majority of the Company's shareholders approved this amendment on December 5, 2004.

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

     (3) Form 8-K filed November 16, 2004 on Item 5.02 regarding appointment of Sam Messina as Chief Financial Officer.

     (4) Form 8-K filed January 4, 2005, on Item 1.01 regarding Entry into a Material Definitive Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of February 2005.
                                                        POP3 MEDIA CORP

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

    Signature                       Title                          Date
-------------------------------- ------------------------------ ------------

  /s/ JOHN D. AQUILINO            President and Chief              2/14/2005
 -------------------------------  Executive Officer
      John D. Aquilino            (principal executive officer)



 /s/ SAM MESSINA                  Interim Chief Financial Officer  2/14/2005
 -------------------------------  (principal financial and
       Sam Messina                accounting officer)