Form 10KSB/A
period 2004-06-30
POP3 MEDIA CORP
filed 2005-04-11
CIK 1098226

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                          -----------------------------
                                  FORM 10-KSB/A
                                  Amendment #1


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

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $4,693,573 at June 30,2004 based on the average bid and asked prices on that date.


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

4.   Submission of Matters to a Vote of Security Holders ................. 15

                                     PART II


5. Market for the Company's Common Equity and Related
     Stockholder Matters ................................................. 17

6. Management's Discussion and Analysis of Financial Condition
     and Results of Operations ........................................... 18

7.   Financial Statements ................................................ 23

8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ............................................. 24

                                    PART III


9. Directors, Executive Officers, Promoters and Control
     Persons; Compliance with Section 16 (a) of the Exchange Act ......... 25

10.  Executive Compensation .............................................. 27

11.  Security Ownership of Certain Beneficial Owners and Management ...... 30

12.  Certain Relationships and Related Transactions ...................... 31

13.  Exhibits, List and Reports on Form 8-K .............................. 32

14.  Controls and Procedures ............................................. 32

SIGNATURES ............................................................... 33

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

As of June 30, 2004, the date of this report, the Company had one operating subsidiary; Masterdisk Corporation. Most of the operations were with the
Company's operational division and its distribution division which were purchased from Level X.

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

General:


On July 18, 2003 the Company entered into a stock purchase agreement with Level X Media Corporation ("Level X"). The company obtained all of the assets, liabilities and outstanding shares of stock of Level X in exchange for a purchase price of $10,650,000. This was not a change of control nor a merger and was accounted for as a purchase. The original agreement was for a value of $1.00 per share of the Company's common stock, totaling 10,650,000 shares of restricted common stock. The Company's stock had traded at this level earlier in the year.


On January 5, 2004 a decision was made by then current management, the control shareholders and the minority position Level X shareholders brought in by this purchase to revisit and revise this agreement. The revised agreement called for an additional 1,904,100 shares of preferred stock valued at $3,809,918 (convertible to 38,082,000 shares of common stock) and 15,164,671 common shares valued at $6,840,082. This subsequent agreement was precipitated by the Company's inability to maintain its $1.00 per share value for any reasonable period of time after the original agreement was signed. The original total value of $10,650,000 was maintained with stock numbers based upon a discounted stock value of $0.20 per share. Upon signing the agreement and the subsequent issuance of the additional shares in 2004, the Level X shareholders became the majority shareholders of the Company.

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

On August 21, 2003, the Company changed its fiscal year end from December 31 to June 30.


On September 26, 2003, the Company entered into an agreement to sell an 80% controlling interest of Moving Pictures International Ltd "MPI" and relieve itself of 100% of all debt related to MPI. The Company had originally entered into a note payable with the related party of the MPI seller in the amount of $700,000, with interest payments of $6,000 per month for a period of 24 months, with the remaining principal and interest due and payable on the 24th month. The sale required the related party of the MPI seller to purchase an 80% controlling interest in MPI. The purchase price required the related party of the MPI seller to return to the Company, seven million (7,000,000) shares of common stock previously received as collateral for the advances/note payable, the assumption of all liabilities associated with MPI, the assumption of the $700,000 note payable to MPI and the new issuance of two million (2,000,000) shares of common stock. The Company recognized a loss of $240,000 on the sale of MPI.


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


The purchase price of this company was arrived at by valuing the net assets as listed below and then utilizing the average purchase price of the Company's stock at the time of the purchase, which was $0.40 per share, for a total of the 10,000,000 shares.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued


Below is the balance sheet of Masterdisk and Viastar at March 31, 2004



                                     ASSETS
                                    --------

                                       Masterdisk      Viastar     Consolidated
                                  --------------- ---------------
CURRENT ASSETS
  Cash                             $       89,278  $       64,456  $    153,734
  Accounts Receivable - Net               545,862         210,404       756,266
  Other Receivables                             -         142,517       142,517
  Inventory                                 5,568       1,029,475     1,035,043
  Prepaid Expenses                              0          13,760        13,670
                                  --------------- ---------------

EQUIPMENT, net                          2,730,030       2,182,764     4,912,794
OTHER ASSETS
  Capitalized Software, Net                     -         576,750       576,750
  Trade Name and Distribution Rights      546,681       8,106,685     8,653,366
  Investments                                             657,083       657,083
  Other Assets                            289,256               -       289,256
  Investment in Master Disk/Equity     (4,000,000)      4,000,000             -

Total Assets                              214,345      16,976,134    17,190,479

                                  LIABILITIES
                                  -----------

Debt                                      214,345       1,494,377     1,708,722



                                  --------------- ---------------
STOCKHOLDERS' EQUITY                            -      15,481,757    15,481,757
                                  =============== ===============


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

Revenue from replication was $ 2,467,359 comprising 82% of the Company's revenue whereas $504,613 comprising 17% of total revenue was from the distribution of music CD's. The remaining $55,006 or 2% of the revenue was from advertising and rebates. The $440,670 of gross profit from distribution generated a higher profit margin than the replication gross profit of $1,125,339, because the authoring and replication business is designed to be an adjunct selling feature to the distribution business. Both divisions could be profitable with sufficient volume; however, the distribution business would require less volume to be profitable.

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

During the year ended June 30, 2004, net cash used by operating activities was $86,281 resulting primarily from an increase in receivables. The Company financed $1,032,142 inventory purchases with an increase in its trade payables and issued shares for services valued at $2,693,339. Net cash used by investing activities was $37,066 which was used primarily for the purchase of small equipment. The Company raised $401,508 from private placements and paid down outstanding debt balances of $501,533.

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

Item 7a.  Critical Accounting Issues

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principals in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by managements' applications of accounting policies. The critical accounting policies for us are the recognition of revenue and the accounting for the purchase of subsidiaries.

Revenue Recognition

Revenue for music is generated when the product is scanned at the point of sale ("POS"). The period of time from initial order to shipment of the product typically ranges from thirty to forty five days. Revenue for replication and authoring is generated when the mastering process is completed the process is generally completed within 8-24 hours of commencement and is billed upon the completion of the work. Replication and authoring revenues are recognized on a project-by-project basis.

Purchase Price Allocation of Subsidiaries

The accounting for subsidiaries follows the purchase price accounting method as defined by SFAS. No. 141.


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

Kenneth Yonika           41  Former Chief Financial Officer, Treasurer, Director


Richard Brooks           54  Former Exec. Vice President, General Counsel,
                               Secretary, Director


William A. Grazier       39  Chief Information Officer


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


SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 8th day of April, 2005.



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


    Signature                         Title                          Date
---------------------------------- ------------------------------ ------------


  /s/ JOHN D. AQUILINO             President and Chief              4/8/2005
 ---------------------------------   Executive Officer
      John D. Aquilino              (principal executive officer)

  /s/ SAM MESSINA                  Interim Chief Financial Officer  4/8/2005
 ---------------------------------   (principal financial and
      Sam Messina                     accounting officer)

 INDEX TO FINANCIAL STATEMENTS
1. Financial Statements:
     Independent Auditor's Report .......................................... 35
     Independent Auditor's Report .......................................... 36
     Independent Auditor's Report .......................................... 37
     Balance Sheet June 30, 2004 ........................................... 38
     Statements of Operations Years ended December 31, 2002 and June 30, 2004 and six months ended June 30, 2003 ................................ 39
     Statement of Stockholders' Equity Years Ended December 31,
           2002 and June 30, 2003 and 2004.................................. 40
     Statements of Cash Flows Years ended December 31, 2002 and June 30, 2004 and six months ended June 30, 2003 .................................. 41
     Notes to Financial Statements.......................................... 42
2.  Schedules
     None

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



/s/ Armando C. Ibarra
---------------------------
Armando C. Ibarra, CPA-APC

April 12, 2003
Chula Vista, California

                            Viastar Media Corporation
                           CONSOLIDATED BALANCE SHEETS
                               June 2004 and 2003


                                     ASSETS
                                    --------
                                                   June 30,        June 30,
                                                     2004            2003
                                            --------------- ---------------
CURRENT ASSETS
  Cash                                       $      116,628  $            -
  Accounts Receivable - Net                         635,795               -
      Allowance for Doubtful accounts of $209,066
      And none at June 30, 2004 and June 30, 2003,
      respectively
 Other Receivables                                   18,108               -
 Inventory                                        1,032,142               -
                                            --------------- ---------------
  Total Current Assets                            1,802,673               -


EQUIPMENT, net                                    4,892,396
OTHER ASSETS
  Capitalized Software, Net                         870,750               -
  Trade Name and Distribution Rights              7,936,431         102,000
  Investments                                        13,736         595,000
  Deferred Income Tax Benefit                       279,430
  Artist Advances                                   114,647
  Other Assets                                       13,420
  Notes Receivable                                   92,013         581,430
  Total Long Term Assets                          9,320,427       1,278,430
                                            --------------- ---------------
TOTAL ASSETS                                 $   16,015,496  $    1,278,430
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

        The accompanying notes are an integral part of these statements

                            Viastar Media Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year
                                                        Year        Six Months      Ended
                                                       Ended          Ended      December 31,
                                                  June 30, 2004  June 30, 2003       2002
                                                ---------------- -------------- ----------------
Operating Activities

  Net (Loss)                                     $    (3,986,724) $    (190,122) $      (532,354)
  Significant Non-Cash Transactions
       Preferred Stock issued for services                                    -
       Common Stock issued for Acqusitions                     -
       Common Stock for Services                       2,693,339
       Write-Off Subscriptions Receivable                                     -
       Depreciation Expense                              796,323
       Investment Charge Off                             595,000
  Changes in assets and liabilities
       Changes in Current Liabilities                                                    506,444
       Receivables                                      (164,486)        44,889          (23,086)
       Increase in Inventory                          (1,032,142)                              -
       Decrease/(Increase) in  Prepaid
             Expense                                                                           -
       Increase in Artist Advances                      (114,647)
       Other Assets                                      (13,420)
       Increase in Organization expenses                                                  (2,000)
       Decrease/(Increase) in Accounts
             Payable                                   1,140,476         51,466
       Adjustment                                                        (3,000)
       Due to Officer and directors                                      96,767
                                                ---------------- -------------- ----------------

Net Cash (Used) by Operating Activities                  (86,281)             -          (50,996)
                                                ---------------- -------------- ----------------
Investing Activities
       Investment                                        (13,736)      (253,233)
       Purchase of Equipment                             (23,330)             -                -
                                                ---------------- -------------- ----------------

Net Cash (Used) by Investing Activities                  (37,066)      (253,233)               -
                                                ---------------- -------------- ----------------

Financing Activities
       Proceeds Received from Stock Subscribed
          Receivable                                           -
       Proceeds from loans                              (501,533)                         51,002
       Adjustment of Bank Overdraft                                                           (6)
       Encumbrance                                       340,000
       Proceeds from sale of Common Stock                401,508        253,233                -
                                                ---------------- -------------- ----------------
Cash Provided by Financing Activities
                                                         239,975        253,233           50,996
                                                ---------------- -------------- ----------------

Net Increase/(Decrease) in Cash                          116,628              -                -

Cash, Beginning of Period                                      -              -                -
                                                ---------------- -------------- ----------------
Cash, End of Period
                                                 $       116,628  $           -  $             -
                                                ================ ============== ================
Significant Non-Cash Transactions
       See Note pertaining to Stockholders' Equity

Supplemental Information:
       Period Interest                           $         2,151  $           -  $             -
       Income Taxes Paid                                                      -                -

        The accompanying notes are an integral part of these statements

                            ViaStar Media Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003


Note 1. OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES

Nature of Business
------------------


ViaStar Media Corporation (the "Company" or "ViaStar") was organized January 6, 1993, under the laws of the State of Nevada, as Lotus Enterprises, Inc. On April 6, 1999, the State of Nevada approved an increase of authorized capital to
50,000,000 common shares and changed its name to ClubCharlie.com, Inc. On January 22, 2001 the Company changed its name to ViaStar Holdings, Inc. On July 18, 2003 the Company entered into an agreement and plan of merger with Level X Media Corporation ("Level X") This was not a change of control nor a merger and was accounted for as a purchase. The original agreement was for a value of $1.00 per share of the Company's common stock, totaling 10,650,000 shares of restricted common stock. The Company's stock had traded at this level earlier in the year. On January 5, 2004 a decision was made by then current management, the control shareholders and the minority position Level X shareholders brought in by this purchase to revisit and revise this agreement. The revised agreement called for an additional 1,904,100 shares of preferred stock valued at $3,809,918 (convertible to 38,082,000 shares of common stock) and 15,164,671 common shares valued at $6,840,082. This subsequent agreement was precipitated by the Company's inability to maintain its $1.00 per share value for any reasonable period of time after the original agreement was signed. The original total value of $10,650,000 was maintained with stock numbers based upon a discounted stock value of $0.20 per share. Upon signing the agreement and the subsequent issuance of the additional shares in 2004, the Level X shareholders became the majority shareholders of the Company. On January 23, 2004, the State of Nevada approved an increase of authorized capital (100,000,000 common and 10,000,000 preferred) and changed its name to ViaStar Media Corporation. On March 31, 2004, the Company acquired all of the issued and outstanding capital of MasterDisk Corporation ("MasterDisk"), a New York corporation, which became a wholly owned subsidiary of the Company.



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


Revenue recognition
-------------------


Revenue for music is generated when the product is scanned at the point of sale ("POS"). The period of time from initial order to shipment of the product typicallyranges from thirty to forty five days. Revenue for replication and authoring is generated when the mastering process is completed and the process is generally completed within 8-24 hours of commencement and is billed upon the completion of the work. Replication and authoring revenues are recognized on a project-by-project basis. Revenue generated from the replication and authoring services for the year end June 30, 2004 was $2,467,359 and the revenue generated from product sales was $504,613.



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

Accounts Receivable
-------------------

The Summary of Accounts Receivable is as follows:


                  Trades Receivable                            $844,861
                  Less: Allowance for Doubtful Accounts       ($209,066)
                                                           ------------
                  Net Accounts Receivable                      $635,795


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

The advances and rights associated with the advances were transferred to and assumed by the related party of the MPI seller. The Company entered into a note payable with the related party of the MPI seller in the amount of $700,000, with interest payments of $6,000 per month for a period of 24 months, with the remaining principal and interest due and payable on the 24th month. On September

26, 2003 the affiliate entered into a transaction whereby the related party of the MPI seller would purchase an 80% controlling interest in MPI. The purchase price was as follows, the related party of the MPI seller would return to the Company, seven million (7,000,000) shares of common stock received as collateral for the advances/note payable, the assumption of all liabilities associated with MPI, the assumption of the $700,000 note payable and the issuance of two million (2,000,000) shares of common stock. The Company recognized a loss of $240,000 on the sale of MPI. The company is no longer liable for any debt relating to MPI.



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