Form 10QSB/A
period 2004-12-30
POP3 MEDIA CORP
filed 2005-04-11
CIK 1098226

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


3.   Controls and Procedures ................................................25


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

The accompanying notes are an integral part of these statements

                        PoP3 Media Corp and Subsidiaries

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2004 and June 30, 2004


Note 1. OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES

Nature of Business
------------------


PoP3 Media Corp. (the "Company" or "ViaStar") was organized January 6, 1993, under the laws of the State of Nevada, as Lotus Enterprises, Inc. On April 6, 1999, the State of Nevada approved an increase of authorized capital to 50,000,000 common shares and changed its name to ClubCharlie.com, Inc. On January 22, 2001 the Company changed its name to ViaStar Holdings, Inc. On July 18, 2003 the Company entered into an agreement and plan of merger with Level X Media Corporation ("Level X") This was not a change of control nor a merger and was accounted for as a purchase. The original agreement was for a value of $1.00 per share of the Company's common stock, totaling 10,650,000 shares of restricted common stock. The Company's stock had traded at this level earlier in the year. On January 5, 2004 a decision was made by then current management, the control shareholders and the minority position Level X shareholders brought in by this purchase to revisit and revise this agreement. The revised agreement called for an additional 1,904,100 shares of preferred stock valued at $3,809,918 (convertible to 38,082,000 shares of common stock) and 15,164,671 common shares valued at $6,840,082. This subsequent agreement was precipitated by the Company's inability to maintain its $1.00 per share value for any reasonable period of time after the original agreement was signed. The original total value of $10,650,000 was maintained with stock numbers based upon a discounted stock value of $0.20 per share. Upon signing the agreement and the subsequent issuance of the additional shares in 2004, the Level X shareholders became the majority shareholders of the Company. On January 23, 2004, the State of Nevada approved an increase of authorized capital (100,000,000 common and 10,000,000 preferred) and changed its name to ViaStar Media Corporation. On March 31, 2004, the Company acquired all of the issued and outstanding capital of MasterDisk Corporation ("MasterDisk"), a New York corporation, which became a wholly owned subsidiary of the Company.



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

Revenue from mastering was $ 481,212 comprising 46% of the Company's revenue, whereas $471,807 comprising 45% of total revenue was from the distribution of music CD's. The remaining $103,418 or 9% of the revenue was from settlement of accounts payable with one of the Distributor's Vendor accounts, advertising and rebates. The CD distribution recognized superior gross margin of 99%, whereas the mastering division had a smaller gross margin of 24%, as the total gross profit of $687,907 was comprised of $117,724 from mastering and $570,183 from CD sales.

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

    Signature                       Title                          Date
-------------------------------- ------------------------------ ------------


  /s/ JOHN D. AQUILINO            President and Chief              4/8/2005
 -------------------------------  Executive Officer
      John D. Aquilino            (principal executive officer)



 /s/ SAM MESSINA                  Interim Chief Financial Officer  4/8/2005
 -------------------------------  (principal financial and
     Sam Messina                  accounting officer)