Form 10QSB
period 2005-03-31
POP3 MEDIA CORP
filed 2005-05-25
CIK 1098226

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTER ENDED March 31, 2005

                        COMMISSION FILE NUMBER 000-28485

                                POP3 MEDIA CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Nevada                                                  88-0380343
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

   2451 W. BIRCHWOOD AVENUE, SUITE 105, MESA, ARIZONA                 85202
   ---------------------------------------------------------------------------
        (Address of Principal Executive Offices)                   (Zip Code)

                                 (480) 894-0311
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(g) of the Act:

   Title of each class                 Name of each exchange on which registered
--------------------------------------------------------------------------------
 Common Stock, $.001 par                   Over the counter - Bulletin Board
     value per share


         Securities registered under Section 12(b) of the Exchange Act:
         --------------------------------------------------------------
                                      None

Check  whether the  Registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No[ ]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of March 31, 2005: Common stock, $0.001 par value - 73,211,223

Transitional Small Business Disclosure Format Yes |X| No | |

                                TABLE OF CONTENTS
                         PART I - FINANCIAL INFORMATION

Item                                                                       Page

1. Financial Statements ..................................................... 3

    Report of Independent Registered Public Accounting Firm ................. 3

    Condensed Consolidated Balance Sheets for March 31, 2005 and
        June 30, 2004 ................................................... 4 - 5

    Condensed  Consolidated  Statements  of  Operations for Three Months
        Ended March 31, 2005 and March 31, 2004 ............................. 6

    Condensed  Consolidated  Statements of Operations for Nine Months
        Ended March 31, 2005 and March 31, 2004 ............................. 7

    Condensed  Consolidated  Statements of Cash Flows for Nine Months
        Ended March 31, 2005 and March 31, 2004 ............................. 8

    Notes to Condensed Consolidated Financial Statements .................... 9

2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations ...................................................... 19

3. Controls and Procedures ................................................. 26

4. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure ............................................... 26

                          PART II - OTHER INFORMATION

1. Legal Proceedings ....................................................... 28

2. Changes in Securities ................................................... 28

3. Defaults Upon Senior Securities ......................................... 29

4. Submission of Matters to a Vote of Security Holders ..................... 29

5. Other Information ....................................................... 29

6. Exhibits, List, and Reports on Form 8-K ................................. 29

SIGNATURES ................................................................. 30

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm



To the Board of Directors and Audit Committee POP3 MEDIA CORP

We have reviewed the accompanying consolidated interim balance sheets of PoP3 Media Corp, as of March 31, 2005, and June 30, 2004 and the associated consolidated statements of operations, stockholders' equity and cash flows for the three months and nine months ended March 31, 2005 and March 31, 2004. These interim financial statements are the responsibility of the Company's management.

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


Shelley International, CPA

Mesa, Arizona, U.S.A.

May 20, 2005

                                 POP3 MEDIA CORP
                          CONSOLIDATION BALANCE SHEETS
                                   (Unaudited)
                        March 31, 2005 and June 30, 2004

                                     ASSETS
                                    --------
                                                      March 31,
                                                        2005         June 30,
                                                    (Unaudited)        2004
                                                    -----------   -----------
CURRENT ASSETS
     Cash                                           $    31,253   $   116,628
     Accounts Receivable - Net                          762,774       635,795
     Prepaid Expense                                     48,603

     Other Receivables                                     --          18,108
     Inventory                                          822,288     1,032,142
                                                    -----------   -----------

     Total Current Assets                             1,664,918     1,802,673
                                                    -----------   -----------

LONG TERM ASSETS

     Capitalized Software, Net                          870,750       870,750
     Property and Equipment, Net                      4,711,270     4,892,396
     Goodwill and other intangible Assets, Net        7,679,842     7,936,431
     Investments                                         13,736        13,736
     Business Development                                50,000
     Deferred Income Tax Benefit                        279,430       279,430
     Artist Advances                                    345,842       114,647
     Other Assets                                        52,445        13,420
     Notes Receivable                                    92,013        92,013

                                                    -----------   -----------
     Total Long Term Assets                          14,095,328    14,212,823
                                                    -----------   -----------

TOTAL ASSETS                                        $15,760,246   $16,015,496
                                                    ===========   ===========


The accompanying notes are an integral part of these statements

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                     -------------------------------------
                                                                  March 31,
                                                    2005           June 30,
                                                (Unaudited)         2004
                                               ------------    ------------
LIABILITIES
Current Liabilities
     Accounts Payable and Accrued Expenses     $  1,501,331    $  1,146,291
     Related Party Liabilities and Advances         (20,412)         19,716
     Debenture Payable                              500,000            --
     Notes Payable - Current Portion                 77,322            --
     Other Current Liabilities                       22,958            --
     Credit Line - Financial Institution            321,271         214,500
                                               ------------    ------------

     Total Current Liabilities                    2,402,470       1,380,507

Non-Current Liabilities
     Notes Payable - Non-current Portion            210,979            --
     Original Issue Discount                       (126,000)
                                               ------------    ------------
     Other liabilities                                4,763         322,352
                                               ------------    ------------

     Total Non-Current Liabilities                   89,742         322,352
                                               ------------    ------------

TOTAL LIABILITIES                                 2,492,212       1,702,859
                                               ------------    ------------

STOCKHOLDERS' EQUITY

     Preferred Stock authorized
     10,000,000 shares, $0.01 par value
     Issued and outstanding March 31, 2004:
     1,854,100 shares of Class A Convertible
     and 1,854,100 at June 30, 2004                  18,541          18,541

     Common Stock, authorized
     490,000,000 shares, $0.001 par value;
     Issued and outstanding March 31, 2004;
     73,211,233 shares and June 30, 2004
     52,451,642 shares                               73,212          52,453

     Stock Subscriptions Receivable                 (20,000)

     Paid in Capital                             20,264,934      19,892,278

     Retained Earnings/(Deficit)                 (7,068,653)     (5,650,635)
                                               ------------    ------------

     Total Stockholders' Equity/(Deficit)        13,268,034      14,312,637
                                               ------------    ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $ 15,760,246    $ 16,015,496
                                               ============    ============

The accompanying notes are an integral part of these statements

                                 POP3 MEDIA CORP
                     CONSOLIDATION STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                       Three Months Ended
                                                               ------------------------------
                                                              March 31, 2005   March 31, 2004
                                                               -------------   --------------
INCOME

      Revenues                                                 $     498,047   $     913,463
      Other Income                                                    69,466
                                                               -------------   -------------

      Gross Income                                                   567,513         913,463

COST OF GOODS SOLD                                                   371,358         427,927
                                                               -------------   -------------

      Gross Profit / (Loss)                                          196,155         485,536
                                                               -------------   -------------

EXPENSES
      Compensation                                                   268,372         319,143
      Professional and Consulting Fees                               110,397         391,098
      General and Administrative                                     462,609         331,988
      Depreciation                                                    45,571         449,773
      Write off of screenplay
      Loss on sale of majority interest in subsidiary
      Write-Down Obsolete Inventory
      Interest Expense                                                49,765          15,992
                                                               -------------   -------------

      Total Expense                                                  936,714       1,507,994
                                                               -------------   -------------

(LOSS) BEFORE INCOME TAXES                                          (740,559)     (1,022,458)

      Provision for Income Taxes                                         450           1,000
                                                               -------------   -------------

NET (LOSS)                                                     $    (741,009)  $  (1,023,458)
                                                               =============   =============

NET (LOSS) PER COMMON SHARE
      Basic                                                    $       (0.01)  $       (0.02)
      Diluted                                                  $       (0.01)  $       (0.02)

Weighted average number of Shares
      Basic                                                       67,696,361      41,984,626
      Diluted                                                    100,598,209      41,984,626


The accompanying notes are an integral part of these statements

                                 POP3 MEDIA CORP
                     CONSOLIDATION STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Nine Months Ended
                                                       -------------------------------
                                                       March 31, 2005   March 31, 2004
                                                       --------------   --------------
INCOME

      Revenues                                          $   2,007,708    $   2,525,467
      Other Income                                            189,308
                                                        -------------    -------------

      Gross Income                                          2,197,016        2,525,467

COST OF GOODS SOLD                                          1,074,204        1,188,086
                                                        -------------    -------------

      Gross Profit / (Loss)                                 1,122,812        1,337,381
                                                        -------------    -------------

EXPENSES

      Compensation                                            839,914          851,047
      Professional and Consulting Fees                        255,546        1,369,338
      General and Administrative                            1,010,663          884,302
      Depreciation                                            136,713        1,428,010
      Write off of screenplay                                                  100,000
      Loss on sale of majority interest in subsidiary                          240,000
      Write-Down Obsolete Inventory                           209,854
      Interest Expense                                         86,790           55,529
                                                        -------------    -------------

      Total Expense                                         2,539,480        4,928,226
                                                        -------------    -------------

(LOSS) BEFORE INCOME TAXES                                 (1,416,668)      (3,590,845)


      Provision for Income Taxes                                1,350            5,000
                                                        -------------    -------------

NET (LOSS)                                              $  (1,418,018)   $  (3,595,845)
                                                        =============    =============

NET (LOSS) PER COMMON SHARE
      Basic                                             $       (0.03)   $       (0.12)
      Diluted                                           $       (0.02)   $       (0.12)

Weighted average number of Shares
      Basic                                                67,696,361       29,796,804
      Diluted                                             100,598,209       29,796,804

The accompanying notes are an integral part of these statements

                                 POP3 MEDIA CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Nine Months       Nine Months
                                                           Ended             Ended
                                                      March 31, 2005     March 31, 2004
                                                     ---------------    ---------------
Operating Activities

       Net (Loss)                                    $    (1,418,018)   $    (3,595,845)

       Significant Non-Cash Transactions
            Loss on Sale of non-affiliate                                       240,000
            Write off of screenplay rights                                      100,000
            Common Stock for Services                        343,415          1,127,000
            Original Issue Discount                          126,000
            Bad Debt Expense                                    --               39,582
            Business Development                             (50,000)
            Write off of intangibiles                        256,589
            Depreciation Expense                             136,713          2,284,494
       Changes in assets and liabilities
            Receivables                                     (128,871)          (136,258)
            Other Assets                                     (39,025)            (6,388)
            Decrease in Inventory                            209,854            (14,864)
            Due from related parties                                            (64,517)
            Decrease in Other Liabilities                   (317,589)
            Decrease/(Increase) in  Prepaid
                  Expense                                    (48,603)
            Due Officers and Directors                       (40,128)           (22,646)
            Decrease/(Increase) in Accounts
                  Payable                                    377,998             56,283
                                                     ---------------    ---------------

Net Cash (Used) by Operating Activities                     (843,665)             6,841
                                                     ---------------    ---------------
Investing Activities
            Artist Agreement Costs                          (231,195)            (6,187)
            Purchase of Equipment                             44,413            (26,668)
                                                     ---------------    ---------------

Net Cash (Used) by Investing Activities                     (186,782)           (32,855)
                                                     ---------------    ---------------
Financing Activities
       Proceeds from Related Parties                         100,000
       Payments on line of credit and debt                   606,771           (120,252)
       Proceeds from loans                                   288,301
       Proceeds from sale of Common Stock                     50,000            200,000
                                                     ---------------    ---------------

Cash Provided by Financing Activities                        945,072            179,748
                                                     ---------------    ---------------

Net Increase/(Decrease) in Cash                              (85,375)           153,734

Cash, Beginning of Period                                    116,628               --
                                                     ---------------    ---------------

Cash, End of Period                                  $        31,253    $       153,734
                                                     ===============    ===============
Significant Non-Cash Transactions
       See Note pertaining to Stockholders' Equity

Supplemental Information:
       Period Interest                               $        64,918    $        19,456
       Income Taxes Paid                                       1,350              5,000


The accompanying notes are an integral part of these statements

                        PoP3 Media Corp and Subsidiaries

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 2005 and June 30, 2004


Note 1. OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES

Nature of Business
------------------

PoP3 Media Corp (the "Company" or "PoP3") was organized January 6, 1993, under the laws of the State of Nevada, as Lotus Enterprises, Inc. On April 6, 1999, the State of Nevada approved an increase of authorized capital to 50,000,000 common shares and changed its name to ClubCharlie.com, Inc. On January 22, 2001 the Company changed its name to ViaStar Holdings, Inc. On July 18, 2003 the Company entered into a stock purchase agreement with Level X Media Corporation ("Level X") wherein the Company issued 10,650,000 restricted common shares valued at $1.00 per share (prior historical market price) to purchase all of the assets, liabilities and outstanding shares of Level X. On January 5, 2004, the minority shareholders brought in by the Level X purchase, requested Company management and the majority shareholders to reconsider its July 18, 2003 purchase agreement of Level X. This action was precipitated by the Company's inability to maintain its $1.00 market price per share. The resultant amendment dated January 5, 2004 authorized the company to maintain the same purchase price of $10,650,000 but reduce the value of shares issued from $1.00 to $0.20 per share. Therefore, in January 2004 the company issued additional shares to the appropriate shareholders bring the total shares issued for the purchase of Level X to 1,904,100 preferred shares (convertible to 38,082,000 common shares) valued at $3,809,918 and 15,164,671 common shares valued at $6,840,082, a total of $10,650,000. The revised agreement resulted in a change of majority control. On January 23, 2004, the State of Nevada approved an increase of authorized capital (100,000,000 common and 10,000,000 preferred) and changed its name to ViaStar Media Corporation. On March 31, 2004, the Company acquired all of the issued and outstanding capital of MasterDisk Corporation ("MasterDisk"), a New York corporation, which became a wholly owned subsidiary of the Company. On December 29, 2004, the Company changed its name to PoP3 Media Corp and the State of Nevada approved an increase of authorized capital to 490,000,000 common and 10,000,000 preferred shares.

Basis of presentation
---------------------

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position at March 41, 2005 and June 30, 2004, and the consolidated results of operations and cash flows for the, nine months ended March 31, 2005 and 2004. The Company changed its fiscal year end to June 30 on August 6, 2003 and completed a short period audit for the six months ended June 30, 2003 on October 17, 2003.

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

On March 31, 2005 the Company has potentially dilutive securities outstanding in the form of 1,854,100 shares of preferred stock that can each be exchanged for 20 shares of common stock. These shares are not considered in the presentation of loss per share as their inclusion would be anti-dilutive.

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


Note 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has accumulated a $7,068,653 loss since inception. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its success in developing additional capital.

Management believes that the above problems are being resolved and plans to address its going-concern issue through the following:

     Expanding or increasing its distribution of products and services through its subsidiaries

     Expanding market presence through selective acquisitions or the merger of, with established media and entertainment companies;

     Raising capital through the sale of debt and/or equity securities; and,

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


Note 3. TRADE NAME AND DISTRIBUTION RIGHTS

During July 2001, the Financial Accounting Standards Board issued SFAS No.142, "Goodwill and Other Intangible Assets." SFAS 142 was effective January 1, 2002 and required that goodwill and certain intangible assets remain on the balance sheet and may not be amortizable for financial reporting purposes. On an annual basis, or when there is reason to suspect that goodwill and certain intangible asset values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company does not believe that any impairment of goodwill or other intangibles is necessary at this time.


Intangible assets at March 31, 2005:
                                                 March 31, 2005   June 30, 2004
                                                 --------------   -------------
      Trade Name Purchased (MasterDisk)             $   546,681     $   546,681
      Distribution Agreement                          7,133,161       7,389,750
                                                 --------------   -------------
      Total Goodwill and Other Intangible Assets     $7,679,842      $7,936,431
                                                 ==============   =============

Note 4. INVENTORY

Company inventory at March 31, 2004 is $822,288 and $1,032,142 at June 30, 2004. The change in inventory includes cost of goods sold plus a $209,854 write-down for obsolete inventory. Inventory costs include any material, labor and manufacturing overhead incurred by the Company in the production of inventory. Inventory is primarily music compact discs and videos purchased from outside manufacturers then shipped to the retailer for sale. Inventories are stated at the lower of cost (first-in, first-out) or market. The Company may from time to time take into inventory consigned product for sale.

Note 5. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes internally developed software costs that will be amortized using the straight-line method over the estimated useful life of the software, not to exceed five years. Capitalized costs include external direct costs of materials and services consumed in developing internal use software and payroll related costs for employees who are directly associated with the internal software development project. Capitalization of such costs will cease no later than the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs at March 31, 2005 and June 30, 2004 is $870,750.

Note 6. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2004 and June 30, 2004 are summarized as follows:

                                                 March 31, 2004   June 30, 2004
                                                 --------------   -------------
      Furniture and Fixtures                        $   932,348     $   932,348
      Studio Facilities                               4,695,377       4,695,377
      Accumulated Depreciation                         (916,455)       (735,691)
                                                 --------------   -------------
      Property and Equipment, Net                    $4,711,270      $4,892,396
                                                 ==============   =============

Note 7. DEBENTURES AND NOTES PAYABLE

On December 22, 2004 the Company entered into an agreement with Cornell Capital Partners, LP to obtain $500,000 bridge financing through the issue of convertible debentures and equity financing up to $5,000,000 through the sale of common stock to Cornell. The debentures carry a 7% per year interest rate with the entire principle and interest due August 30, 2005. The Holder of the debenture can convert the principle and interest into the Company's common stock at an amount equal to 120% of the closing bid price of the common shares on the date of conversion.

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


Note 8. STOCKHOLDERS' EQUITY

PoP3 Media Corp (the "Company" or "PoP3") was organized January 6, 1993, under the laws of the State of Nevada, as Lotus Enterprises, Inc. On April 6, 1999, the State of Nevada approved an increase of authorized capital to 50,000,000 common shares and changed its name to ClubCharlie.com, Inc. On January 22, 2001 the Company changed its name to ViaStar Holdings, Inc. On July 18, 2003 the Company entered into an agreement and plan of merger to purchase Level X Media Corporation ("Level X"). As a result of a bonified dispute and resulting settlement a with the former shareholders of Level X, on January 5, 2004 the company amended its purchase agreement with Level X and increased the shares issued whereby a change of control occurred. On January 23, 2004, the State of Nevada approved an increase of authorized capital (100,000,000 common and 10,000,000 preferred) and changed its name to PoP3 Media Corp. On March 31, 2004, the Company acquired all of the issued and outstanding capital of MasterDisk Corporation ("MasterDisk"), a New York corporation, which became a wholly owned subsidiary of the Company. On December 29, 2004, the Company changed its name to PoP3 Media Corp and the State of Nevada approved an increase of authorized capital to 490,000,000 common and 10,000,000 preferred shares

The Company, on January 5, 2004 through a vote of the shareholders holding a majority of control approved an increase in the number of authorized shares of common stock, $0.001 par value to 100,000,000 and the creation of a new class of equity, authorizing 10,000,000 shares of preferred stock, $0.01 par value. Furthermore through the vote of the shareholders holding a majority control, the Company approved the issuance of Series A Convertible Preferred Stock designation used in the completion of the amended merger with Level X.

On December 5, 2004, the Company through a majority vote of its controlling shareholders approved an increase in the number of authorized shares of common stock, $0.001 par value to 490,000,000 shares.

As of June 30, 2004 the company has issued and outstanding 52,451,642 Common Shares and 1,854,100 Series A convertible preferred shares.

Afterward, the Company issued 1,000,000 common shares for $50,000 cash; 2,900,000 for payment of $60,250 debt and accumulated interest; 11,872,651 common shares for services valued at $343,415 and 4,986,940 common shares valued at $177,000 to obtain equity financing.

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

On September 26, 2003 The Company sold the controlling interest in MPI of 80% to Rhiannon Holdings, Inc. ("RH")(see "Encumbrances and Related Party Transactions") The purchase price was as follows, the RH would return to the Company, seven million (7,000,000) shares of common stock received as collateral for the advances/note payable between RH and the Company, the assumption of all liabilities associated with MPI, the assumption of the $700,000 note payable to BFT and the issuance of two million (2,000,000) shares of common stock with a stated value of $340,000. The Company recognized a loss of $240,000 on the sale of the 80% interest in MPI. The Company is no longer liable for any MPI debt.

Merger
------

On July 18, 2003 the company entered into a stock purchase agreement with Level X Media Corporation wherein the company obtained all of the assets, liabilities and outstanding shares of stock of Level X in exchange for a purchase price of $10,650,000. The original agreement was for the exchange of PoP3 common stock valued at $1.00 per share. However, the stock was actually trading at the time between $0.20 and $0.26 per share. For these reasons, in order to resolve this bonified dispute with the former shareholders of Level X, the following settlement and amendment to the original merger agreement was entered into on January 5, 2004. The agreement was revised as follows: 1,904,100 shares of preferred stock valued at $3,809,918 (convertible to 38,082,000 shares of common stock) and 15,164,671 common shares valued at $6,840,082 were issued for the total purchase price of $10,650,000

Acquisitions through Issue of Stock
-----------------------------------

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

Note 9. INCOME TAXES:

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

                                                        6/30/04         6/30/03
                                                 --------------   -------------
      Deferred Tax Asset                             $1,242,389        $365,310
      Valuation Allowance                            (1,242,389)       (365,310)
      Current Taxes Payable                                0.00            0.00
                                                 --------------   -------------
      Income Tax Expense                         $         0.00   $        0.00
                                                 ==============   =============


Below is a chart showing the estimated  corporate  federal net operating  losses
(NOL) and the years in which they expire.

         Year                              Amount      Expiration
         ----                      --------------   -------------
         1999                         $   207,036            2019
         2000                             432,268            2020
         2001                             298,721            2021
         2002                             532,354            2022
         2003                             190,122            2023
         2004                           3,986,724            2024
                                   --------------
         Total NOL                     $5,647,225
                                   ==============



Note 10. CONTINGENCIES

On October 25, 2004, former Chief Financial Officer/Director Kenneth J. Yonika, and former General Counsel/Executive Vice President/Director Richard L. Brooks of Pop3 Media Corp ("Pop3"), ("Complainants") filed with the U.S. Department of Labor Occupational Safety & Health Administration ("OSHA") a complaint alleging discriminatory employment practices in violation of the Sarbanes-Oxley Act of 2002. Pop3 fervently asserts that these claims are false and will vigorously defend itself until the matter has reached a just conclusion. Pop3 firmly believes that the Complainants' allegations amount to nothing more than an attempt to extort additional value from the shareholders of Pop3. If final adjudication is reached in favor of the complainants they are entitled to receive all back pay, interest on the back pay, and reinstatement of their positions with Pop3. This amount could exceed $150,000.

Note 11. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 145-150 and their effect on the Company.

Statement  No.  150   Accounting   for  Certain   Financial   Instruments   with
Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151 Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period  charges...." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152 Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for
(a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153 Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

The adoption of these new Statements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.

Note 12. SUBSEQUENT EVENTS

On May 10, 2005, the SEC issued a letter to PoP3 Media Corp. ("PoP3") with several comments related to its June 30, 2004 Form 10-KSB/Amendment #1. The principal issue relates to the accounting method Pop3 (formerly Viastar Holdings, Inc.) used in computing the value of the assets acquired through its July 23, 2003 acquisition of Level X Media Corp. Pop3 accounted for the acquisition under purchase accounting. The SEC contends that the acquisition should have been accounted for as a reverse merger. The issue is currently in a resolution process. Should the SEC prevail in its assertion, PoP3 may be required to obtain an audit of the books of Level X for the two fiscal years prior to the merger. The resulting financial statements may reflect a material decrease in the valuation of the acquired assets reported by PoP3 in its purchase of Level X.

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


General:

On July 18, 2003 the Company entered into a stock purchase agreement with Level X Media Corporation ("Level X") whereby a change in control occurred. The company obtained all of the assets, liabilities and outstanding shares of stock of Level X in exchange for a purchase price of $10,650,000. The original agreement was for the exchange of PoP3 common stock valued at $1.00 per share. However, the stock was actually trading at the time between $0.20 and $0.26 per share. For these reasons, in order to resolve this bonified dispute with the former shareholders of Level X, the following settlement and amendment to the original merger agreement was entered into on January 5, 2004. The agreement was revised as follows: 1,904,100 shares of preferred stock valued at $3,809,918 (convertible to 38,082,000 shares of common stock) and 15,164,671 common shares valued at $6,840,082 were issued for the total purchase price of $10,650,000 The Company recognized goodwill for its distribution agreements in the amount of $7,389,750 and accounted for the acquisition under the purchase method of accounting.

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

On September 26, 2003 The Company sold the controlling interest in MPI of 80% to Rhiannon Holdings, Inc. ("RH")(see "Encumbrances and Related Party Transactions") The purchase price was as follows, the RH would return to the Company, seven million (7,000,000) shares of common stock received as collateral for the advances/note payable between RH and the Company, the assumption of all liabilities associated with MPI, the assumption of the $700,000 note payable to BFT and the issuance of two million (2,000,000) shares of common stock with a stated value of $340,000. The Company recognized a loss of $240,000 on the sale of the 80% interest in MPI. The Company is no longer liable for any MPI debt.

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

On December 29, 2004, the State of Nevada approved an increase of authorized capital (490,000,000 common and 10,000,000 preferred) and changed its name to Pop3 Media Corp. Results of Operations


FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

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


Three months ended March 31, 2005
-------------------------------------

During the three months ended March 31, 2005, the Company generated $567,513 in revenues against $371,358 in cost of sales resulting in a gross profit of $196,155.

Revenue from mastering was $ 563,888 comprising 99% of the Company's revenue during the reporting period ending March 31 2004, whereas revenue from the distribution of music CD's was $11,551. This was a result of the Company experiencing significant, unanticipated returns from sales of its Peter Cetera Christmas release ("Cetera album") in the amount of $65,492 during the period. The Company did not make an allowance for returns in the previous quarter for the revenue recognized on the Cetera album for the following reasons: (1) The Company has the exclusive North American license of the Christmas release and would not expect to experience direct competition from other new releases offered by Mr. Cetera within the same release period. However, Mr. Cetera did in fact license other projects including a DVD and compilation CD to competing distributors. These new releases were also being solicited to retail accounts during the same time period as the Christmas release. This information was not disclosed to the Company during its negotiations to obtain the exclusive North American License rights to the Christmas title. This resulted in confusion in the minds of the retail buyers as to what new releases were available from Mr. Cetera during the 2004 Christmas season and who the rightful distributor for each individual release was. This also resulted in to much Cetera product on the market at one time. (2) Negotiations for the License Agreement were completed in _____2004 leaving the Company very little time to adequately market the Christmas title for the 2004 Christmas season. (3) The Company believed that due to the long established sales history of "Peter Cetera" that the Company's sales projections would exceed the amount that it had initially shipped to retail.

As a result, net sales for the three month period ending March 31, 2005 were ($53,941) comprising (9%) of total revenue was from the distribution of music CD's. The remaining $57,566 or 10% of the revenue resulted from settlement of accounts payable to one of the Distributor's Vendor accounts, advertising and rebates.

During the 3 month period ending March 31, 2005, a corporate administrative matter involving a dispute with former Chief Financial Officer/Director, Kenneth
J. Yonika and former General Counsel/Executive Vice President/Director,  Richard
L. Brooks, has consumed the majority of management's time and efforts. As a result, management has been unable to focus on the business operations and growth of revenue for the Company which has resulted in significantly lower revenue for the period.

For the 3 months ending March 31, 2005, the CD distribution recognized no gross margin, whereas the mastering division had a gross margin of 34%, as the total gross profit of $196,155 was comprised of $196,155 from mastering and $0 from CD sales.

Operating costs of the mastering business was $278,856 which was comprised of $69,580 of payroll costs, $18,054 of bad debt, $25,370 of insurance expense, $44,922 in rent and office expenses, $13,539 in travel costs, $7,008 in

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

depreciation   expense  and  the   remaining   $100,383  in  other  general  and
administrative expenses. The resulting net loss from the operations of the mastering business was $86,326.

Operating costs attributable to the distribution business were $658,308 which was comprised of about $198,792 of payroll costs, $98,857 in consulting, legal and other professional expenses, $16,499 in rent and office expenses, $8,862 of insurance expense, $13,102 in travel expenses, $70,000 in amortized Business Development Costs, $63,500 in amortized Offering Costs and the remaining
$188,696 in other general and administrative and marketing expenses. The resulting net loss from the operations of the distribution business was $654,683.

As a result of the foregoing factors, the Company incurred a net loss of $741,009 for the three months ended March 31, 2005 compared to $1,023,458 for the same period ended March 31, 2004. The reduced loss was due a reduction in operating expenses than the previous period. This is largely explained by the Company having incurred substantial costs in its efforts to clean up the operational problems and corporate practices that were conducted in a manner not conducive to normal business practices during the three months ended March 31, 2004.


Three months ended March 31, 2004
-------------------------------------

The Company generated $913,463 in revenues (replication and authoring sales of $756,224, and distribution sales of $157,239) during the three months ended March 31, 2004, compared to none for the comparative period ending March 31, 2003. The Company incurred $427,927 in cost of goods sold (replication and authoring cost of goods sold - $390,639, distribution cost of goods sold - $37,288) on revenues generated during the three months ended March 31, 2004, compared to none for the comparative period ending March 31, 2003. The Company recognized a gross margin of $485,536 (replication and authoring margins - $365,585, and distribution margins - $119,951) during the three months ended March 31, 2004, compared to none for the comparative period ending March 31, 2003. Replication and authoring sales represented 82.7% of total revenues, while distribution sales represented 17.3% for the three months ended March 31, 2004. Replication and authoring cost of goods sold represented 91.3% of total cost of goods sold, while distribution cost of goods sold represented 8.7% for the three months ended March 31, 2004. As a percentage of revenues, cost of goods sold represented 46.8%, while as separate revenue streams, replication and authoring cost of goods sold represented 51.7% of replication and authoring revenues, while distribution cost of goods sold represented 23.7% of distribution revenues. As a percentage of revenues, gross margins of 53.2% were realized, while as separate revenue streams, gross margins on replication and authoring of 48.3% were realized, with gross margins on distribution 76.3% were realized. As revenues from distribution increases as an overall percentage of revenue, gross margins shall improve.

Selling, general and administrative expenses were $331,988 for the three months ended March 31, 2004. Compensation expense was $319,143 (replication and authoring compensation - $132,795, and distribution compensation - $199,193) for the three months ended March 31, 2004. Professional fees (which includes legal counsel along with various litigation costs and estimates) were $391,098 for the three months ended March 31, 2004. The Company incurred approximately $222,500 in consulting and business development services, and approximately $25,000 of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

professional fees in association with the Company's development of internal software and the technological feasibility of such software development. Depreciation and amortization expense was $449,773 for the three months ended March 31, 2004. Depreciation and amortization expense is recognized on the fair value of the assets obtained in the merger with Level X and the acquisition of MasterDisk. The Company uses the straight-line method of depreciation over an estimated life of five years and amortization ranging from three to ten years. Depreciation and amortization expense for replication and authoring was $144,816 and for distribution was $304,957, for the three months ended March 31, 2004. Interest expense was $15,992 for the three months ended March 31, 2004 as compared to none for the three months ended March 31, 2003. Interest expense is attributable primarily to the loans acquired in the MasterDisk transaction. The Company has not recognized any additional losses on the sale of the controlling interest in MPI or its business operations as being impaired. The Company recognized approximately $450,000 in depreciation and amortization expense and $250,000 in accrued professional fees and salaries. As a result of the foregoing factors, we incurred a net loss of $1,023,458 for the three months ended March 31, 2004.

FOR THE NINE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2004

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


Nine months ended March 31, 2005
-------------------------------------

During the nine months ended March 31, 2005, the Company generated $2,197,015 in revenues against $1,074,204 in cost of sales resulting in a gross profit of $1,122,811.

Revenue from mastering was $ 1,603,254 comprising 73% of the Company's revenue whereas only $431,805 comprising 20% of total revenue was from the distribution of music CD's. The remaining $161,956 or 7% of the revenue was from settlement of accounts payable to one of the Distributor's Vendor accounts, advertising and rebates. The CD distribution recognized superior gross margin of 99% for the nine month period, whereas the mastering division had a smaller gross margin of 33%, as the total gross profit of $1,122,811 was comprised of $531,937 from mastering and $590,874 from CD sales.

Operating costs of the mastering business was $820,083 which was comprised of $247,683 of payroll costs, ($5,757) of bad debt, $78,282 of insurance expense, $158,630 in rent and office expenses, $40,728 in travel costs, $21,024 in depreciation expense and the remaining $279,493 in other general and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

administrative expenses. The resulting net loss from the operations of the mastering business was $288,146.

Operating costs attributable to the distribution business were $1,717,746 which was comprised of about $592,231 of payroll costs, $209,854 in the write-off of obsolete inventory, $244,006 in consulting, legal and other professional expenses, $50,540 in rent and office expenses, $70,000 in amortized Business Development Costs, $63,500 in amortized Offering Costs, $28,363 of insurance expense, $22,830 in travel expenses, and the remaining $436,422 in other general and administrative and marketing expenses. The resulting net loss from the operations of the distribution business was $1,129,872

As a result of the foregoing factors, the Company incurred a net loss of $1,418,017 for the nine months ended March 31, 2005 compared to $3,595,845 for the same period ended March 31, 2004. The reduced loss was due to increased gross profit with reduced operating expenses compared to that of the previous period. This is largely explained by the Company having incurred substantial costs in its efforts to clean up the operational problems and corporate practices that were conducted in a manner not conducive to normal business practices during the nine months ended March 31, 2004.


Nine months ended March 31, 2004
-------------------------------------

The Company generated $2,525,467 in revenues (replication and authoring sales - $2,013,747, and distribution sales - $433,074) during the nine months ended March 31, 2004. The Company incurred $1,188,086 in cost of goods sold (replication and authoring cost of goods sold - $1,041,702, distribution cost of goods sold - $114,971) on revenues generated during the nine months ended March 31, 2004. The Company recognized a gross margin of $1,337,381 (replication and authoring margins - $972,045, and distribution margins - $318,103) during the nine months ended March 31, 2004. Replication and authoring sales represented 79.7% of total revenues, while distribution sales represented 20.3% for the nine months ended March 31, 2004. Replication and authoring cost of goods sold represented 87.7% of total cost of goods sold, while distribution cost of goods sold represented 12.3% for the nine months ended March 31, 2004. As a percentage of revenues, cost of goods sold represented 47.0%, while as separate revenue streams, replication and authoring cost of goods sold represented 51.7% of replication and authoring revenues, while distribution cost of goods sold represented 26.5% of distribution revenues. As a percentage of revenues, gross margins of 52.9% were realized, while as separate revenue streams, gross margins on replication and authoring of 48.3% were realized, with gross margins on distribution 73.5% were realized. The Company for the time period that it held a controlling interest in MPI recognized revenue from advertising of $78,646 and advertising cost of goods sold of $31,413. The Company recognized gross margins of $47,233 from advertising. The Company owned a controlling interest in MPI from July 2003 through September 2003.


Selling, general and administrative expenses were $884,302 for the nine months ended March 31, 2004. Compensation expense was $851,047 (replication and authoring compensation - $333,815, and distribution compensation - $517,232) for the nine months ended March 31, 2004. Professional fees (which includes legal counsel along with various litigation costs and estimates) were $1,369,338 for the nine months ended March 31, 2004. The Company incurred approximately $400,000 in consulting and business development services, and approximately

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

$46,000 of professional fees in association with the Company's development of internal software and the technological feasibility of such software development. Depreciation and amortization expense was $1,428,010 for the nine months ended March 31, 2004. Depreciation and amortization expense for replication and authoring was $438,836 and for distribution was $989,174, for the nine months ended March 31, 2004. Interest expense was $55,529 for the nine months ended March 31, 2004. Interest expense is attributable primarily to the loans acquired in the MasterDisk transaction. The Company recognized a write off of $100,000 for the nine months ended March 31, 2004 for the ClubCharlie screenplay rights.

As a result of the foregoing factors, we incurred a net loss of $3,595,845 for the nine months ended March 31, 2004.


Liquidity and Capital Resources

During the nine months ended March 31, 2005, the Company used $843,655 from its operations and received $50,000 from the sale of 1,000,000 of its common shares, $500,000 from the proceeds of a debenture and $288,301 from loan proceeds. The use of cash from operations was primarily caused from an increase of $128,871 in receivables and an increase of $317,998 in outstanding liabilities.

During the nine months ended March 31, 2005, the Company financed the majority of its $1,815,853 loss from operations with the issuance of 11,872,651 shares for services valued at $343,415. The services provided were comprised of $120,000 in business development, $100,000 in employee bonuses, $80,000 in legal fees, and $43,415 in business consulting fees.

Interest expense of $10,250 was paid with the issuance of 400,000 restricted shares.

At March 31, 2005 the Company had $31,253 of cash and working capital of ($737,552).


Going Concern

As discussed in the accompanying consolidated financial statements and results of operations contained in the management's discussion and analysis section, the Company and its predecessors have incurred approximately $7,000,000 in losses since inception. This, as well as the risks associated with raising capital through the issuance of equity and/or debt securities, creates uncertainty as to the Company's ability to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

There can be no assurance that the Company will be successful in its efforts to increase sales and to issue debt and/or equity securities for cash or as payment for outstanding obligations. Capital-raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. During the nine months ended March 31, 2004 and March 31, 2005, the Company raised capital through the issuance of equity securities totaling approximately $200,000 and $50,000 in the aggregate, respectively.

The ability of the Company to continue as a going concern is dependent upon its success in obtaining additional sources of capital, and attaining sufficient growth in its customer base and services to enable it to achieve future profitability. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

On December 22, 2004 the Company entered into an agreement with Cornell Capital Partners, LP to obtain $500,000 bridge financing through the issue of convertible debentures and equity financing up to $5,000,000 through the sale of common stock to Cornell. The first $250,000 debenture was issued November 30, 2004 to Montgomery Equity Partners, Ltd. The debenture carries a 7% per year interest rate with the entire principle and interest due August 30, 2005. The Holder of the debenture can convert the principle and interest into the Company's common stock at an amount equal to 120% of the closing bid price of the common shares on the date of conversion.

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


Item 4. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On October 25, 2004, former Chief Financial Officer/Director Kenneth J. Yonika, and former General Counsel/Executive Vice President/Director Richard L. Brooks of Pop3 Media Corp. ("Pop3"), ("Complainants") filed with the U.S. Department of Labor Occupational Safety & Health Administration ("OSHA") a complaint alleging discriminatory employment practices in violation of the Sarbanes-Oxley Act of 2002. Pop3 fervently asserts that these claims are false and will vigorously defend itself until the matter has reached a just conclusion. Pop3 firmly believes that the Complainants' allegations amount to nothing more than an attempt to extort additional value from the shareholders of Pop3. If final adjudication is reached in favor of the complainants they are entitled to receive all back pay, interest on the back pay, and reinstatement of their position with Pop3. This amount could exceed $150,000.


Item 2. Changes in Securities.

During the nine months ended March 31, 2005 the Company made the following issuances and sales of securities in reliance upon the exemption provided by
Section 4(2) of the Securities Act of 1933.

On July 1, 2004, the Company issued 1,000,000 common shares valued at $80,000 for legal services. The issuance of the stock was exempt from registration under
Section 4(2) of the Securities Act.

On July 26, 2004, the Company issued 81,281 registered common shares valued at $3,000 and on August 30, 2004 the Company issued 45,000 registered common shares valued at $3,000 under the Company's First Amended 2003 Employees/Consultants Common Stock Compensation Plan for consulting services.

On July 30, 2004, the Company issued 6,791,370 common shares to two employees as an exercise of options. A total of $70,000 in cash was received and a note subscription for $30,000 was received for the issuance of the common shares. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.

On August 31, 2004, the Company issued 3,000,000 common shares to a consultant for business development valued at $120,000. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.

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

On January 18, 2005, the Company issued 100,000 shares for $2,000 of interest owed to an individual. The issuance of the stock was exempt from the registration under Section 4(2) of the Securities Act.

On March 29, 2005, the Company issued 100,000 shares for $2,000 of interest owed to an individual. The issuance of the stock was exempt from the registration under Section 4(2) of the Securities Act.

On April 29,  2005,  the Company  issued  282,921  registered  common  shares to
various   employees  valued  $6,875  under  the  Company's  First  Amended  2003
Employees/Consultants Common Stock Compensation Plan for Services performed.


Item 3. Defaults Upon Senior Securities.

None.


Item 4. Submission of Matters to a Vote of Security Holders.

Form 14-C filed December 9, 2004 regarding corporate name change and increase of authorized outstanding shares.

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

    Signature                         Title                          Date
---------------------------------- ------------------------------ ------------

  /s/ JOHN D. AQUILINO             President and Chief            5/23/2005
 --------------------------------- Executive Officer
      John D. Aquilino             (principal executive officer)



 /s/ SAM MESSINA                   Chief Financial Officer        5/23/2005
 --------------------------------- (principal financial and
     Sam Messina                   accounting officer)