Form 10KSB/A
period 2004-06-30
POP3 MEDIA CORP
filed 2005-09-14
CIK 1098226

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                          -----------------------------
                                   FORM 10-KSB
                                  AMENDMENT #2


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

4.   Submission of Matters to a Vote of Security Holders ................. 15

                                     PART II


5. Market for the Company's Common Equity and Related
     Stockholder Matters ................................................. 17

6. Management's Discussion and Analysis of Financial Condition
     and Results of Operations ........................................... 18

7.   Financial Statements ................................................ 26

8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ............................................. 27

                                    PART III


9. Directors, Executive Officers, Promoters and Control
     Persons; Compliance with Section 16 (a) of the Exchange Act ......... 28

10.  Executive Compensation .............................................. 30

11.  Security Ownership of Certain Beneficial Owners and Management ...... 33

12.  Certain Relationships and Related Transactions ...................... 34

13.  Exhibits, List and Reports on Form 8-K .............................. 35

14.  Controls and Procedures ............................................. 35

SIGNATURES ............................................................... 36

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

General:


On July 18, 2003 the Company entered into a stock purchase agreement with Level X Media Corporation ("Level X") wherein the Company issued 10,650,000 restricted common shares valued at $1.00 per share (prior historical market price) to purchase all of the assets, liabilities and outstanding shares of Level X. On January 5, 2004, the minority shareholders brought in by the Level X purchase, requested Company management and the majority shareholders to reconsider its July 18, 2003 purchase agreement of Level X. This action was precipitated by the Company's inability to maintain its $1.00 market price per share. The resultant amendment dated January 5, 2004 authorized the Company to maintain the same purchase price of $10,650,000 but reduce the value of shares issued from $1.00 to $0.20 per share. Therefore, in January 2004 the Company issued additional shares to the appropriate shareholders bring the total shares issued for the purchase of Level X to 1,904,100 preferred shares (convertible to 38,082,000 common shares) valued at $3,809,918 and 15,164,671 common shares valued at $6,840,082, for a total value of $10,650,000. As a result, the revised agreement resulted in a change of majority control.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

On April 23, 2003 the Company entered into a transaction to purchase Moving Pictures International Ltd, ("MPI") an entertainment magazine. The Company issued 3,500,000 shares of common stock, par value $0.001 in connection with the purchase of MPI. The purchase of MPI was an elaborate brokered transaction by the recipient of the shares. The brokered purchase of MPI was accounted for under the purchase method of accounting. Total investment required in MPI by the Company included the assumption of (undisclosed at the time of sale) substantial liabilities and the payment of shares of the Company's common stock, which approximated $1,200,000. The purchase of MPI was to be solely through the issuance of shares of the Company's common stock. The Company through the actions of a member of prior management and a related party of the seller became obligated for payments on behalf of MPI. The obligations were never audited or verified for purposes of the Company and its shareholders as required by law. The transaction was denominated in the English pounds (L) converted to US dollars ($) for financial statement purposes. No foreign currency translation adjustment was necessary. On September 26, 2003 The Company sold the controlling interest in MPI of 80% to Rhiannon Holdings, Inc. ("RH")(see "Encumbrances and Related Party Transactions") The purchase price was as follows, the RH would return to the Company, seven million (7,000,000) shares of common stock received as collateral for the advances/note payable between RH and the Company, the assumption of all liabilities associated with MPI, the assumption of the $700,000 note payable to BFT and the issuance of two million (2,000,000) shares of common stock with a stated value of $340,000. The Company recognized a loss of $240,000 on the sale of the 80% interest in MPI. The Company is no longer liable for any MPI debt.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Cash                         89,278

 Accounts Receivable        545,862

 Inventory                    5,568

 Trade Name                 546,681

 Furniture & Fixtures       636,250

 Studio Facilities        2,093,780

 Security Deposits            7,670

 Deferred Income Tax        289,256

 Liabilities               (214,345)

                        -----------

 Invenstment in Sub       4,000,000
                        ===========

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Below is the balance sheet of Masterdisk and Viastar at March 31, 2004

                                     ASSETS
                                    --------



                                                 Masterdisk      Viastar     Consolidated
                                            --------------- ---------------
CURRENT ASSETS
     Cash                                    $       89,278  $       64,456  $    153,734
     Accounts Receivable - Net                      545,862         210,404       756,266
     Other Receivables                                    -         142,517       142,517
     Inventory                                        5,568       1,029,475     1,035,043
     Prepaid Expenses                                 7,670           6,000        13,670
                                            --------------- ---------------
     Total Current Assets                           648,378       1,452,852     2,101,230

EQUIPMENT, net                                      479,201       4,433,593     4,912,794
OTHER ASSETS
     Capitalized Software, Net                            -         576,750       576,750
     Trade Name and Distribution Rights                           8,653,366     8,653,366
     Investments                                     14,850         642,233       657,083
     Other Assets                                   289,256               -       289,256
     Total Long Term Assets                         783,307      14,305,942    15,089,249
                                            --------------- ---------------  ------------
TOTAL ASSETS                                 $    1,431,685      15,758,794    17,190,479
                                            =============== ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                     --------------------------------------
LIABILITIES
Current Liabilities
     Accounts Payable and Accrued Expenses   $      385,828  $      894,830  $  1,280,658
     Credit Line - Financial Institution            214,500               -       214,500
     Loans Payable - Current Portion                213,564               -       213,564
                                            --------------- ---------------
     Total Current Liabilities                      813,892         894,830     1,708,722
Non-Current Liabilities

     Loans payable - non-current portion            21,684                -        21,684
     Other Liabilities                               5,011                -         5,011
     Deferred program rights income                      -          882,000       882,000
                                            --------------- ---------------
     Total Non-Current Liabilities                  26,695          882,000       908,695
                                            --------------- ---------------
TOTAL LIABILITIES                                  840,587        1,776,830     2,617,417
                                            --------------- ---------------
STOCKHOLDERS' EQUITY
     Preferred Stock authorized
     10,000,000 shares, $0.01 par value.
     Issued and outstanding March 31, 2004:
     1,904,100 shares of Class A Convertible
     and none at June 30, 2003.                          -          19,041         19,041
     Common Stock, authorized
     100,000,000 shares, $0.001 par value;
     Issued and outstanding March 31, 2004,
     50,884,906 shares; June 30, 2003
     10,646,846 shares.                                  -           50,885        50,885
     Paid in Capital                                381,413      19,531,479    19,912,892
     Deferred Compensation                                         (150,000)    (150,000)
     Retained Earnings/(Deficit)                    209,685      (5,469,441)  (5,259,756)
                                            --------------- ---------------
     Total Stockholders' Equity/(Deficit)           591,098      13,981,964    14,573,062
                                            --------------- ---------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         $    1,431,685  $   15,758,794    17,190,479
                                            =============== ===============

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Below is the Balance sheet of Masterdisk and Viastar at June 30, 2004

                                     ASSETS
                                    --------


                                                 Masterdisk     Viastar      Consolidated
                                            --------------- ---------------
CURRENT ASSETS
     Cash                                    $      106,247  $      10,381   $    116,628
     Accounts Receivable - Net                      460,279        175,516        635,795
     Other Receivables                                    -         18,108         18,108
     Inventory                                        6,631      1,025,511      1,032,142
                                            --------------- ---------------  ------------
     Total Current Assets                           573,157      1,229,516      1,802,673

EQUIPMENT, net                                      443,533      4,448,863      4,892,396
OTHER ASSETS
     Capitalized Software, Net                            -        870,750        870,750
     Trade Name and Distribution Rights                          7,936,750      7,936,431
     Investments                                          -         13,736         13,736
     Deferred Income Tax Benefit                    279,430              -        279,430
     Artist Advances                                      -        114,647        114,647
     Other Assets                                     7,670          5,750         13,420
     Notes Receivable                                     -         92,013         92,013
     Total Long Term Assets                         287,100      9,033,327      9,320,427
                                            --------------- ---------------
TOTAL ASSETS                                      1,303,790     14,711,706 $   16,015,496
                                            =============== ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                     --------------------------------------
LIABILITIES
Current Liabilities
     Accounts Payable and Accrued Expenses      $  327,573    $     818,718  $  1,146,291
     Related Party Liabilities and Advances               -          19,716        19,716
     Credit Line - Financial Institution           214,500                -       214,500
                                            --------------- ---------------
     Total Current Liabilities                     542,073          838,434     1,380,507
Non-Current Liabilities

     Notes Payable - Non-current Portion                                  -
     Deferred Compensation                                                -
     Other liabilities                              322,352               -       322,352
                                            --------------- ---------------  ------------
     Total Non-Current Liabilities                  322,352               -       322,352
                                            --------------- ---------------  ------------
TOTAL LIABILITIES                                   864,425        838,434      1,702,859
                                            --------------- ---------------  ------------
STOCKHOLDERS' EQUITY
     Preferred Stock authorized
     10,000,000 shares, $0.01 par value.
     Issued and outstanding June 30, 2004:
     1,854,100 shares of Class A Convertible
     and none at June 30, 2003.                           -         18,541         18,541
     Common Stock, authorized
     100,000,000 shares, $0.001 par value;
     Issued and outstanding June 30, 2004,
     52,451,642 shares; June 30, 2003
     10,646,846 shares.                                   -         52,453         52,453
     Paid in Capital                                235,735     19,656,543     19,892,278
     Retained Earnings/(Deficit)                    203,630    (5,854,265)    (5,650,635)
                                            --------------- ---------------   -----------
     Total Stockholders' Equity/(Deficit)           439,365     13,873,272     14,312,637
                                            --------------- ---------------   -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         $   1,303,790      14,711,706     16,015,496
                                            =============== ===============

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

                             Masterdisk Corporation
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Three Months
                                         Ended
                                     June 30, 2004
                                     --------------

INCOME

      Revenues                        $     453,612
      Other Income                            4,932
                                     --------------

      Gross Income                          458,544

COST OF GOODS SOLD                          300,318
                                     --------------

      Gross Profit / (Loss)                 158,226
                                     --------------

EXPENSES
      Compensation                          106,047
      Professional and Consulting Fees       51,365
      General and Administrative            129,154
      Depreciation/Amortization               8,433
                                     --------------

      Total Expense                         294,999
                                     --------------

NET  (LOSS) BEFORE INCOME TAXES            (136,773)





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

Purchase Price Allocation of Subsidiaries

When subsidiaries are purchased, purchase method accounting as defined by FSAB No. 141 is followed.

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


    Signature                         Title                          Date
---------------------------------- ------------------------------ ------------


  /s/ JOHN D. AQUILINO             President and Chief              9/13/2005
 ---------------------------------   Executive Officer
      John D. Aquilino             (principal executive officer)

  /s/ SAM MESSINA                  Interim Chief Financial Officer  9/13/2005
 ---------------------------------   (principal financial and
       Sam Messina                    accounting officer)

 INDEX TO FINANCIAL STATEMENTS
1. Financial Statements:
     Independent Auditor's Report .......................................... 38
     Independent Auditor's Report .......................................... 39
     Independent Auditor's Report .......................................... 40
     Balance Sheet June 30, 2004 ........................................... 41
     Statements of Operations Years ended December 31, 2002 and June 30, 2004 and six months ended June 30, 2003 ................................ 42
     Statement of Stockholders' Equity Years Ended December 31,
           2002 and June 30, 2003 and 2004.................................. 43
     Statements of Cash Flows Years ended December 31, 2002 and June 30, 2004 and six months ended June 30, 2003 .................................. 44
     Notes to Financial Statements.......................................... 45
2.  Schedules
     None

             Revised Report of Independent Registered Public Accounting Firm


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

The following contain additional disclosures:
Note 1 - Nature of Business;
Note 1 - Revenue Recognition;
Note 1 - Accounts Receivable;
Note 7 - Investment in and Sale of Majority Interest; and
Note 7 - Encumbrances and Related Party Transactions.


/s/Shelley International, CPA
--------------------------------
June 21, 2005

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

        The accompanying notes are an integral part of these statements

                            ViaStar Media Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003


Note 1. OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES

Nature of Business
------------------


PoP3 Media Corp (the "Company" or "PoP3") was organized January 6, 1993, under the laws of the State of Nevada, as Lotus Enterprises, Inc. On April 6, 1999, the State of Nevada approved an increase of authorized capital to 50,000,000 common shares and changed its name to ClubCharlie.com, Inc. On January 22, 2001 the Company changed its name to ViaStar Holdings, Inc. On July 18, 2003 the Company entered into a stock purchase agreement with Level X Media Corporation ("Level X") wherein the Company issued 10,650,000 restricted common shares valued at $1.00 per share (prior historical market price) to purchase all of the assets, liabilities and outstanding shares of Level X. On January 5, 2004, the minority shareholders brought in by the Level X purchase, requested Company management and the majority shareholders to reconsider its July 18, 2003 purchase agreement of Level X. This action was precipitated by the Company's inability to maintain its $1.00 market price per share. The resultant amendment dated January 5, 2004 authorized the Company to maintain the same purchase price of $10,650,000 but reduce the value of shares issued from $1.00 to $0.20 per share. Therefore, in January 2004 the Company issued additional shares to the appropriate shareholders bring the total shares issued for the purchase of Level X to 1,904,100 preferred shares (convertible to 38,082,000 common shares) valued at $3,809,918 and 15,164,671 common shares valued at $6,840,082, for a total value of $10,650,000. As a result, the revised agreement resulted in a change of majority control. On March 31, 2004, the Company acquired all of the issued and outstanding capital of MasterDisk Corporation ("MasterDisk"), a New York corporation, which became a wholly owned subsidiary of the Company.


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

Accounts Receivable
-------------------

The Summary of Accounts Receivable is as follows:

                  Trades Receivable                            $844,861
                  Less: Allowance for Doubtful Accounts       ($209,066)
                  ----------------------------------------------------
                  Net Accounts Receivable                      $635,795

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
                                                 =============== ==============



Note 7. STOCKHOLDERS' EQUITY


PoP3 Media Corp (the "Company" or "PoP3") was organized January 6, 1993, under the laws of the State of Nevada, as Lotus Enterprises, Inc. On April 6, 1999, the State of Nevada approved an increase of authorized capital to 50,000,000 common shares and changed its name to ClubCharlie.com, Inc. On January 22, 2001 the Company changed its name to ViaStar Holdings, Inc. On July 18, 2003 the Company entered into a stock purchase agreement with Level X Media Corporation ("Level X") wherein the Company issued 10,650,000 restricted common shares valued at $1.00 per share (prior historical market price) to purchase all of the assets, liabilities and outstanding shares of Level X. On January 5, 2004, the minority shareholders brought in by the Level X purchase, requested Company management and the majority shareholders to reconsider its July 18, 2003 purchase agreement of Level X. This action was precipitated by the Company's inability to maintain its $1.00 market price per share. The resultant amendment dated January 5, 2004 authorized the Company to maintain the same purchase price of $10,650,000 but reduce the value of shares issued from $1.00 to $0.20 per share. Therefore, in January 2004 the Company issued additional shares to the appropriate shareholders bring the total shares issued for the purchase of Level X to 1,904,100 preferred shares (convertible to 38,082,000 common shares) valued at $3,809,918 and 15,164,671 common shares valued at $6,840,082, for a total value of $10,650,000. As a result, the revised agreement resulted in a change of majority control. .On January 23, 2004, the State of Nevada approved an increase of authorized capital (100,000,000 common and 10,000,000 preferred) and changed its name to PoP3 Media Corp. On March 31, 2004, the Company acquired all of the issued and outstanding capital of MasterDisk Corporation ("MasterDisk"), a New York corporation, which became a wholly owned subsidiary of the Company. On December 29, 2004, the Company changed its name to PoP3 Media Corp and the State of Nevada approved an increase of authorized capital to 490,000,000 common and 10,000,000 preferred shares

The Company, on January 5, 2004 through a vote of the shareholders holding a majority of control approved an increase in the number of authorized shares of common stock, $0.001 par value to 100,000,000 and the creation of a new class of equity, authorizing 10,000,000 shares of preferred stock, $0.01 par value. Furthermore through the vote of the shareholders holding a majority control, the Company approved the issuance of Series A Convertible Preferred Stock designation used in the completion of the amended merger with Level X.


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

Investment in and Sale of Majority Interest
-------------------------------------------


On April 23, 2003 the Company entered into a transaction to purchase Moving Pictures International Ltd, ("MPI") an entertainment magazine. The Company issued 3,500,000 shares of common stock, par value $0.001 in connection with the purchase of MPI. The purchase of MPI was an elaborate brokered transaction by the recipient of the shares. The brokered purchase of MPI was accounted for under the purchase method of accounting. Total investment required in MPI by the Company included the assumption of (undisclosed at the time of sale) substantial liabilities and the payment of shares of the Company's common stock, which approximated $1,200,000. The purchase of MPI was to be solely through the issuance of shares of the Company's common stock. The Company through the actions of a member of prior management and a related party of the seller became obligated for payments on behalf of MPI. The obligations were never audited or verified for purposes of the Company and its shareholders as required by law. The transaction was denominated in the English pounds (L) converted to US dollars ($) for financial statement purposes. No foreign currency translation adjustment was necessary. On September 26, 2003 The Company sold the controlling interest in MPI of 80% to Rhiannon Holdings, Inc. ("RH")(see "Encumbrances and Related Party Transactions") The purchase price was as follows, the RH would return to the Company, seven million (7,000,000) shares of common stock received as collateral for the advances/note payable between RH and the Company, the assumption of all liabilities associated with MPI, the assumption of the $700,000 note payable to BFT and the issuance of two million (2,000,000) shares of common stock with a stated value of $340,000. The Company recognized a loss of $240,000 on the sale of the 80% interest in MPI. The Company is no longer liable for any MPI debt.



Encumbrances and Related Party Transactions
-------------------------------------------


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



Merger
------


On July 18, 2003 the Company entered into a stock purchase agreement with Level X Media Corporation ("Level X") wherein the Company issued 10,650,000 restricted common shares valued at $1.00 per share (prior historical market price) to purchase all of the assets, liabilities and outstanding shares of Level X. On January 5, 2004, the minority shareholders brought in by the Level X purchase, requested Company management and the majority shareholders to reconsider its July 18, 2003 purchase agreement of Level X. This action was precipitated by the Company's inability to maintain its $1.00 market price per share. The resultant amendment dated January 5, 2004 authorized the Company to maintain the same purchase price of $10,650,000 but reduce the value of shares issued from $1.00 to $0.20 per share. Therefore, in January 2004 the Company issued additional shares to the appropriate shareholders bring the total shares issued for the purchase of Level X to 1,904,100 preferred shares (convertible to 38,082,000 common shares) valued at $3,809,918 and 15,164,671 common shares valued at $6,840,082, for a total value of $10,650,000. As a result, the revised agreement resulted in a change of majority control.



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