Form 10QSB/A
period 2004-09-30
POP3 MEDIA CORP
filed 2005-09-14
CIK 1098226

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                  AMENDMENT #2


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


     Condensed Consolidated Balance Sheets .............................. 4-5

     Condensed Consolidated Statements of Operations .................... 6

     Condensed Consolidated Statements of Cash Flows .................... 7

     Notes to Condensed Consolidated Financial Statements ............... 8

2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations ........................................ 17

3. Controls and Procedures .............................................. 21

4. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......................................... 22

                           PART II - OTHER INFORMATION

1. Legal Proceedings .................................................... 23

2. Changes in Securities ................................................ 23

3. Defaults Upon Senior Securities ...................................... 23

4. Submission of Matters to a Vote of Security Holders .................. 23

5. Other Information .................................................... 23

6. Exhibits ............................................................. 24

SIGNATURES .............................................................. 24

                                     PART I


Item 1. Financial Statements


                            VIASTAR MEDIA CORPORATION
                          CONSOLIDATION BALANCE SHEETS
                                   (Unaudited)
                      September 30, 2004 and June 30, 2004

                                     ASSETS
                                     ------
                                                September 30,      June 30,
                                                    2004             2004
                                              --------------- ---------------
CURRENT ASSETS
    Cash                                       $       43,003  $      116,628
    Accounts Receivable - Net                         651,886         635,795
    Prepaid Expense                                    80,000
    Other Receivables                                   7,015          18,108
    Inventory                                         851,878       1,032,142
                                              --------------- ---------------

    Total Current Assets                            1,633,782       1,802,673
                                              --------------- ---------------
LONG TERM ASSETS

    Capitalized Software, Net                         870,750         870,750
    Property and Equipment, Net                     4,846,825       4,892,396
    Goodwill and other intangible Assets, Net       7,936,431       7,936,431
    Investments                                        13,736          13,736
    Business Development                              110,000
    Deferred Income Tax Benefit                       279,430         279,430
    Artist Advances                                   147,940         114,647
    Other Assets                                       27,130          13,420
    Notes Receivable                                   92,013          92,013
                                              --------------- ---------------
    Total Long Term Assets                         14,334,255      14,212,823
                                              --------------- ---------------

TOTAL ASSETS                                   $   15,958,037  $   16,015,496
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
                                              --------------- ---------------

STOCKHOLDERS' EQUITY

    Preferred Stock authorized
    10,000,000 shares, $0.01 par value.
    Issued and outstanding September 30, 2004:
    1,854,100 shares of Class A Convertible
    and 1,854,100 at June 30, 2004.                    18,541          18,541

    Common Stock, authorized
    100,000,000 shares, $0.001 par value;
    Issued and outstanding September 30, 2004;
    62,660,503 shares and June 30, 2004
    52,451,642 shares.                                 62,662          52,453

    Subscriptions Receivable                          (30,000)

    Paid in Capital                                20,247,469      19,892,278

    Retained Earnings/(Deficit)                    (6,232,818)     (5,650,635)
                                              --------------- ---------------

    Total Stockholders' Equity/(Deficit)           14,257,854      14,312,637
                                              --------------- ---------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $   15,958,037  $   16,015,496
                                              =============== ===============

        The accompanying notes are an integral part of these statements

                            VIASTAR MEDIA CORPORATION
                     CONSOLIDATION STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three Months        Three Months
                                              Ended               Ended
                                       September 30, 2004   September 30, 2003
                                     -------------------- --------------------

INCOME

    Revenues                               $      556,230       $      141,481
    Other Income                                  16,293
                                     -------------------- --------------------

    Gross Income                                  572,523              141,481


COST OF GOODS SOLD                                343,584               65,271
                                     -------------------- --------------------

    Gross Profit / (Loss)                         228,939               76,210
                                     -------------------- --------------------

EXPENSES

    Compensation                                  295,132               50,804
    Professional and Consulting Fees               42,664              458,822
    General and Administrative                    236,161               43,002
    Depreciation                                   55,571              375,260
    Write-Down Obsolete Inventory                 170,974
    Loss on Investment                                                 240,000
    Interest Expense                               10,620               16,599
                                     -------------------- --------------------

    Total Expense                                 801,122            1,184,487
                                     -------------------- --------------------

(LOSS) BEFORE INCOME TAXES                       (582,183)          (1,108,277)


    Provision for Income Taxes                                           1,000
                                     -------------------- --------------------

NET (LOSS)                                 $     (582,183)      $   (1,109,277)
                                     ==================== ====================

BASIC AND DILUTED

Net (Loss) per Common Share                $        (0.01)      $        (0.06)
                                     -------------------- --------------------

Weighted Average Number of
      Common Shares Outstanding                57,668,953           19,369,659
                                     ==================== ====================

        The accompanying notes are an integral part of these statements

                            VIASTAR MEDIA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                            Three Months       Three Months
                                               Ended               Ended
                                       September 30, 2004   September 30, 2003
                                     -------------------- --------------------
Operating Activities

    Net (Loss)                             $     (582,183)      $   (1,109,277)

    Significant Non-Cash Transactions
       Loss on Sale of non-affiliate                                   240,000
       Common Stock for Interest                    4,500
       Common Stock for Services                  310,900              330,000
       Write-Off Obsolete Equipment                38,563                    -
       Business Development                      (120,000)
       Depreciation Expense                        55,571              375,260
    Changes in assets and liabilities
       Receivables                                (98,907)             (62,919)
       Increase in Artist Advances                (33,293)
       Other Assets                               (13,710)
       Decrease in Inventory                      180,264
       Decrease in Other Liabilities             (212,580)
       Decrease/(Increase) in  Prepaid

           Expense                                (16,091)

       Due Officers and Directors                 (20,432)
       Decrease/(Increase) in Accounts

           Payable                                155,508              132,596
                                     -------------------- --------------------
Net Cash (Used) by Operating Activities          (390,453)             (94,340)
                                     -------------------- --------------------
Investing Activities
       Purchase of Equipment                            -               (8,722)
                                     -------------------- --------------------
Net Cash (Used) by Investing Activities                 -               (8,722)
                                     -------------------- --------------------
Financing Activities
    Proceeds from Related Parties                                      100,000
    Proceeds from loans                           266,828
    Proceeds from sale of Common Stock             50,000               25,000
                                     -------------------- --------------------
Cash Provided by Financing Activities             316,828              125,000
                                     -------------------- --------------------

Net Increase/(Decrease) in Cash                   (73,625)              21,938

Cash, Beginning of Period                         116,628                    -
                                     -------------------- --------------------
Cash, End of Period                        $       43,003       $       21,938
                                     ==================== ====================
Significant Non-Cash Transactions
    See Note pertaining to Stockholders' Equity

Supplemental Information:

    Period Interest                        $       10,620       $            -
    Income Taxes Paid                                   -                    -

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

Note 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has accumulated a $6,232,818 loss since inception. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its success in developing additional capital.

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


Operating costs attributable to the distribution business were $323,931 which was comprised of about $95,000 of payroll costs, $170,974 in inventory write downs, $15,703 in rent and office expenses, $10,000 in amortized business development costs, $12,090 of insurance expense, $5,671 in travel expenses, $8,545 in professional fees and the remaining $15,948 in other general and administrative and marketing expenses. The resulting net loss from the operations of the distribution business was $257,721.


Operating costs attributable to the corporate administration and operation were $170,334 which was comprised of $94,496 of payroll expenses, $34,119 in consulting and legal services, $15,703 in rent and office expenses, $5,500 in interest expense, and $20,516 in other general and administrative expenses.

As a result of the foregoing factors, the Company incurred a net loss of $582,183 for the three months ended September 30, 2004 compared to $1,109,277 for the same period ended September 30, 2003. The reduced loss was due to more gross profit with less overhead expenses that the previous period. This is largely explained by the Company having incurred substantial costs in its efforts to clean up the operational problems and corporate practices that were conducted in a manner not conducive to normal business practices during the three months ended September 30, 2003.

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


The Company financed the majority of its $582,183 loss from operations with the issuance of 11,372,651 shares for services valued at $310,900. The services provided were comprised of $120,000 in business development, $100,000 in employee bonuses, $80,000 in legal fees, $27,000 in finder fees and $10,900 in business consulting fees.


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

    Signature                         Title                          Date
---------------------------------- ------------------------------ ------------


  /s/ JOHN D. AQUILINO             President and Chief              9/13/2005
 ---------------------------------   Executive Officer
      John D. Aquilino             (principal executive officer)

  /s/ SAM MESSINA                  Chief Financial Officer          9/13/2005
 ---------------------------------   (principal financial and
      Sam Messina                    accounting officer)

================================================================================


EXHIBIT 31.1

                  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
          PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 AND
        RULES 13A-14 AND 15D-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, John D. Aquilino, Chief Executive Officer certify that:


1. I have reviewed this 10-QSB/A of Viastar Media Corporation (the "Company");


2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company's as of, and for, the periods presented ire this report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company's and have:

          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company's, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          c. Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d. Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.



Date: September 13, 2005                         /s/ John D. Aquilino
                                               --------------------------------
                                                     John D. Aquilino
                                                     Chief Executive Officer


================================================================================


EXHIBIT 31.2

                  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
          PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 AND
        RULES 13A-14 AND 15D-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Sam Messina, Interim Chief Financial Officer certify that:


1. I have reviewed this 10-QSB/A of Viastar Media Corporation (the "Company");


2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company's as of, and for, the periods presented ire this report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company's and have:

          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company's, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          c. Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d. Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.



Date: September 13, 2005                        /s/ Sam Messina
                                               --------------------------------
                                                    Sam Messina
                                                Interim Chief Financial Officer


================================================================================

EXHIBIT 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, John D. Aquilino, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Viastar Media Corporation on Form 10-QSB/A for the quarter ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB/A fairly presents in all material respects the financial condition and results of operations of Viastar Media Corporation


Dated:   September 13, 2005        By: /s/ John D. Aquilino
                                           ---------------------------------
                                           John D. Aquilino
                                           President and Chief Executive Officer



     A signed original of this written statement required by Section 906 has been provided to Viastar Media Corporation and will be retained by Viastar Media Corporation and furnished to the Securities and Exchange Commission or its staff upon request.


================================================================================


EXHIBIT 32.2

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



I, Sam Messina, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Viastar Media Corporation on Form 10-QSB/A for the Quarterly ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB/A fairly presents in all material respects the financial condition and results of operations of Viastar Media Corporation


Dated:   September 13, 2005              By: /s/ Sam Messina
                                                 -------------------------------
                                                 Sam Messina
                                                 Interim Chief Financial Officer




     A signed original of this written statement required by Section 906 has been provided to Viastar Media Corporation and will be retained by Viastar Media Corporation and furnished to the Securities and Exchange Commission or its staff upon request.