Form 10QSB/A
period 2004-12-31
POP3 MEDIA CORP
filed 2005-09-14
CIK 1098226

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                  AMENDMENT #2


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934, FOR THE QUARTER ENDED December 31, 2004

                        COMMISSION FILE NUMBER 000-28485

                                POP3 MEDIA CORP.
                  ____________________________________________
             (Exact Name of Registrant as Specified in Its Charter)

             Nevada                                             88-0380343
________________________________________________________________________________
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

 2451 W. BIRCHWOOD AVENUE, SUITE 105, MESA, ARIZONA                     85202
________________________________________________________________________________
      (Address of Principal Executive Offices)                       (Zip Code)

                                 (480) 894-0311
              ____________________________________________________
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(g) of the Act:

      Title of each class           Name of each exchange on which registered
     _______________________        _________________________________________
     Common Stock, $.001 par            Over the counter - Bulletin Board
          value per share


         Securities registered under Section 12(b) of the Exchange Act:
                                      None

Check  whether the  Registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of December 31, 2004: Common stock, $0.001 par value - 70,747,443

Transitional Small Business Disclosure Format Yes |X| No |  |

                                TABLE OF CONTENTS
                         PART I - FINANCIAL INFORMATION

Item  No.                                                                 Page

Item 1. Financial Statements ............................................... 3

        Condensed  Consolidated Balance Sheets December 31, 2004 and
          June 30, 2004 .................................................. 3-4

        Condensed Consolidated Statements of Operations Three Months
          Ended December 31, 2004 and December 31, 2003 .................... 5

        Condensed  Consolidated  Statements of Operations Six Months
          Ended December 31, 2004 and December 31, 2003 .................... 6

        Condensed  Consolidated  Statements of Cash Flows Six Months
          Ended December 31, 2004 and December 31, 2003 .................... 7

        Notes to Condensed  Consolidated  Financial  Statements ......... 7-18

Item 2. Management's  Discussion  and Analysis of Financial
          Condition and Results of Operations ............................. 19

Item 3. Controls and Procedures ........................................... 25

Item 4. Changes in and  Disagreements  with  Accountants  on
         Accounting and Financial Disclosure .............................. 26

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings ................................................. 26

Item 2. Changes in Securities ............................................. 26

Item 3. Defaults Upon Senior Securities ................................... 27

Item 4. Submission of Matters to a Vote of Security Holders ............... 27

Item 5. Other Information ................................................. 27

Item 6. Item  Exhibits, List, and Reports on Form 8-K ..................... 27

SIGNATURES ................................................................ 28

Item 1. Financial Statements

                                 POP3 MEDIA CORP
                          CONSOLIDATION BALANCE SHEETS
                                   (Unaudited)
                       December 31, 2004 and June 30, 2004

                                     ASSETS


                                                       December 31,
                                                          2004           June 30,
                                                      (Unaudited)         2004
                                                     ------------    ------------
CURRENT ASSETS
      Cash                                           $     87,605    $    116,628
      Accounts Receivable - Net                           917,168         635,795
      Prepaid Expense                                      80,000
      Other Receivables                                       998          18,108
      Inventory                                           861,168       1,032,142
                                                     ------------    ------------

      Total Current Assets                              1,946,939       1,802,673
                                                     ------------    ------------

LONG TERM ASSETS

      Capitalized Software, Net                           870,750         870,750
      Property and Equipment, Net                       4,790,021       4,892,396
      Goodwill and other intangible Assets, Net         7,936,431       7,936,431
      Investments                                          13,736          13,736
      Business Development                                 80,000
      Deferred Income Tax Benefit                         279,430         279,430
      Artist Advances                                     253,973         114,647
      Other Assets                                         43,945          13,420
      Notes Receivable                                     92,013          92,013

                                                     ------------    ------------
      Total Long Term Assets                           14,360,299      14,212,823
                                                     ------------    ------------

TOTAL ASSETS                                         $ 16,307,238    $ 16,015,496
                                                     ============    ============


                                 POP3 MEDIA CORP
                          CONSOLIDATION BALANCE SHEETS
                                   (Unaudited)
                       December 31, 2004 and June 30, 2004

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                  LIABILITIES
Current Liabilities
      Accounts Payable and Accrued Expenses          $  1,530,843    $  1,146,291
      Related Party Liabilities and Advances                1,872          19,716
      Debenture Payable                                   250,000            --
      Notes Payable - Current Portion                     126,440            --
      Other Current Liabilities                           100,461            --
      Credit Line - Financial Institution                 260,032         214,500
                                                     ------------    ------------
      Total Current Liabilities                         2,143,939       1,380,507

Non-Current Liabilities

      Notes Payable - Non-current Portion                 213,445            --
      Original Issue Discount                            (177,000)

      Other liabilities                                     4,763         322,352
                                                     ------------    ------------


      Total Non-Current Liabilities                        41,208         322,352
                                                     ------------    ------------

TOTAL LIABILITIES                                       2,310,856       1,702,859
                                                     ------------    ------------

STOCKHOLDERS' EQUITY

      Preferred Stock authorized
        10,000,000 shares, $0.01 par value
        Issued and outstanding December 31, 2004:
        1,854,100 shares of Class A Convertible
        and 1,854,100 at June 30, 2004                     18,541          18,541

      Common Stock, authorized 490,000,000 shares,
        $0.001 par value; Issued and outstanding
        December 31, 2004; 70,747,443 shares and
        June 30, 2004 52,451,642 shares                    70,749          52,453

      Paid in Capital                                  20,479,131      19,892,278

      Retained Earnings/(Deficit)                      (6,572,039)     (5,650,635)
                                                     ------------    ------------

      Total Stockholders' Equity/(Deficit)             14,199,061      14,312,637
                                                     ------------    ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                 $ 16,307,238    $ 16,015,496
                                                     ============    ============

The accompanying notes are an integral part of these statements

                                 POP3 MEDIA CORP
                     CONSOLIDATION STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended
                                      --------------------------------------
                                      December 31, 2004    December 31, 2003
                                      -----------------    -----------------

INCOME


     Revenues                           $       953,019    $      213,000.00
     Other Income                               103,418
                                      -----------------    -----------------

     Gross Income                             1,056,437              213,000

COST OF GOODS SOLD                              545,241               43,825
                                      -----------------    -----------------

     Gross Profit / (Loss)                      511,196              169,175
                                      -----------------    -----------------

EXPENSES

     Compensation                               280,422              115,931
     Professional and Consulting Fees           102,486              504,418
     General and Administrative                 378,330               82,573
     Depreciation                                75,571              588,977
     Write-Down Obsolete Inventory
     Loss on Investment
     Write off of Screenplay                                         100,000
     Interest Expense                            26,404                3,372
                                      -----------------    -----------------

     Total Expense                              863,213            1,395,271
                                      -----------------    -----------------

(LOSS) BEFORE INCOME TAXES                     (352,017)          (1,226,096)

     Provision for Income Taxes                     450
                                      -----------------    -----------------

NET (LOSS)                              $      (352,467)   $      (1,226,096)
                                      =================    =================

NET (LOSS) PER COMMON SHARE
                                        $         (0.01)   $           (0.04)
                                        $         (0.00)   $           (0.02)


Weighted average number of Shares
     Basic                                   63,186,296           30,143,231
     Diluted                                100,268,296           58,704,731


         The accompanying notes are an integral part of these statements

                                 POP3 MEDIA CORP
                     CONSOLIDATION STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Six Months Ended
                                          -------------------------------------
                                          December 31, 2004   December 31, 2003
                                          -----------------   -----------------

INCOME

      Revenues                              $     1,510,141    $     354,481.00
      Other Income                                  119,841
                                          -----------------   -----------------

      Gross Income                              1,629,982               354,481

COST OF GOODS SOLD                                879,557               109,096
                                          -----------------   -----------------

      Gross Profit / (Loss)                         750,425             245,385
                                          -----------------   -----------------

EXPENSES
      Compensation                                  571,542             166,735
      Professional and Consulting Fees              145,150             963,240
      General and Administrative                    642,401             125,575
      Depreciation                                  131,142             964,237
      Write-Down Obsolete Inventory                 170,974
      Loss on Investment                                                240,000
      Write off of Screenplay                                           100,000
      Interest Expense                               10,620              19,971
                                          -----------------   -----------------

      Total Expense                               1,671,829           2,579,758
                                          -----------------   -----------------

(LOSS) BEFORE INCOME TAXES                         (921,404)         (2,334,373)

      Provision for Income Taxes                                          1,000
                                          -----------------   -----------------

NET (LOSS)                                    $    (921,404)   $     (2,335,373)
                                          =================   =================

NET (LOSS) PER COMMON SHARE
                                              $       (0.01)   $          (0.08)
                                              $       (0.01)   $          (0.04)

Weighted average number of Shares
      Basic                                      63,186,296          30,143,231
      Diluted                                   100,268,296          58,704,731

      The accompanying notes are an integral
      part of these statements

   The accompanying notes are an integral part of these statements

                                 POP3 MEDIA CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended
                                           December 31, 2004  December 31, 2003
                                           -----------------  -----------------
Operating Activities
       Net (Loss)                                $  (678,725)   $(2,335,373)

       Significant Non-Cash Transactions
            Loss on Sale of non-affiliate                               240,000
            Common Stock for Interest                  6,250
            Common Stock for Services                321,899            727,000
            Common Stock to obtain financing         177,000
            Write-Off Obsolete Equipment              11,233              --
            Write-Off Screenplay Rights                                 100,000
            Business Development                    (120,000)
            Bad Debt Expense                                             20,049
            Depreciation Expense                     131,142            964,237
       Changes in assets and liabilities
            Receivables                             (264,263)          (271,813)
            Increase in Artist Advances             (139,326)
            Other Assets                             (30,525)           (13,928)
            Decrease in Inventory                    170,974             40,704
            Increase in Original Issue Discount     (177,000)
            Decrease in Other Liabilities           (217,128)
            Decrease/(Increase) in  Prepaid
                  Expense                            (80,000)
            Increase in Notes Payable                339,885
            Due Officers and Directors               (17,844)           (65,896)
             Increase in Accounts Payable            384,552            320,940
                                           -----------------  -----------------
Net Cash (Used) by Operating Activities             (424,555)          (274,080)
                                           -----------------  -----------------
Investing Activities

            Purchase of Equipment                       --               (4,668)
                                           -----------------  -----------------

Net Cash (Used) by Investing Activities                 --               (4,668)
                                           -----------------  -----------------
Financing Activities
       Proceeds from Related Parties                                    100,000
       Proceeds from Credit Line                      45,532
       Proceeds from loans                           300,000

       Proceeds from sale of Common Stock             50,000            200,000
                                           -----------------  -----------------

Cash Provided by Financing Activities                395,532            300,000
                                           -----------------  -----------------

Net Increase/(Decrease) in Cash                      (29,023)            21,252

Cash, Beginning of Period                        $   116,628              --
                                           -----------------  -----------------

Cash, End of Period                                   87,605             21,252
                                           ================= ==================
Significant Non-Cash Transactions
       See Note pertaining to Stockholders' Equity

Supplemental Information:
       Period Interest                           $    37,025         $        -
       Income Taxes Paid                                   -                  -


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

Note 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has accumulated a $6,572,039 loss since inception. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its success in developing additional capital.

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

Intangible assets at December 31, 2004:


                                             December 31, 2004   June 30, 2004
                                             -----------------   -------------

      Trade Name Purchased (MasterDisk)             $  546,681   $     546,681

      Distribution Agreement                         7,389,750       7,389,750
                                                    ----------   -------------

      Total Goodwill and Other Intangible Assets    $7,936,431   $   7,936,431
                                                    ==========   =============




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

Note 6.  PROPERTY AND EQUIPMENT


Property and equipment at December 31, 2004 and June 30, 2004 are summarized as follows:


                                             December 31, 2004   June 30, 2004
                                             -----------------   -------------

          Furniture and Fixtures                   $   932,348    $    932,348

          Studio Facilities                          4,695,377       4,695,377

          Accumulated Depreciation                    (837,704)       (735,691)
                                                   -----------    ------------

          Property and Equipment, Net              $ 4,790,021    $  4,892,396
                                                   ===========    ============

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

Afterward, the Company issued 1,000,000 common shares for $50,000 cash; 2,500,000 common shares to settle $50,000 debt; 200,000 for payment of $6,050 interest; 12,372,651 common shares for services valued at $321,899 and 4,486,940 common shares valued at $150,000 to obtain equity financing.


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



Note 9. INCOME TAXES

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

                                        6/30/04        6/30/03
                                  -------------    -----------
          Deferred Tax Asset      $   1,242,389    $   365,310
          Valuation Allowance        (1,242,389)      (365,310)
          Current Taxes Payable            0.00           0.00
                                  -------------    -----------
          Income Tax Expense      $        0.00    $      0.00
                                  =============    ===========

Below is a chart showing the estimated corporate federal net operating losses
(NOL) and the years in which they expire.

          Year                             Amount   Expiration
          ----                         ----------   ----------
          1999                         $  207,036         2019
          2000                            432,268         2020
          2001                            298,721         2021
          2002                            532,354         2022
          2003                            190,122         2023
          2004                          3,986,724         2024
                                       ----------

         Total NOL                     $5,647,225

Note 10. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

Revenue from mastering was $ 481,212 comprising 46% of the Company's revenue, whereas $471,807 comprising 45% of total revenue was from the distribution of music CD's. The remaining $103,418 or 9% of the revenue was from settlement of accounts payable with one of the Distributor's Vendor accounts, advertising and rebates. The CD distribution recognized superior gross margin of 63%, whereas the mastering division had a smaller gross margin of 24%, as the total gross profit of $545,241 was comprised of $117,724 from mastering and $427,517 from CD sales.

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

Operating costs attributable to the distribution business were $624,191 which were comprised of $204,446 of payroll costs, $102,486 in consulting, legal and other professional expenses, $16,692 in rent and office expenses, $7,441 of insurance expense, $4,056 in travel expenses, $25,968 in production costs, $30,000 in amortized business development costs and the remaining $233,102 in other general and administrative and marketing expenses. The resulting net loss from the operations of the distribution business was $230,719.

Operating costs attributable to the corporate administration and operation were $223,652 which was comprised of $89,735 of payroll expenses, $81,989 in consulting and legal services, $16,692 in rent and office expenses, $26,404 in interest expense, and $35,236 in other general and administrative expenses.

As a result of the foregoing factors, the Company incurred a net loss of $352,017 for the three months ended December 31, 2004 compared to $1,226,096 for the same period ended December 31, 2003. The reduced loss was due to an increase in gross profit with considerable reduction in overhead expenses compared to the previous period. This is largely explained by a significant increase in music CD sales for the current period as well as the Company having incurred substantial costs in its efforts to clean up the operational problems and corporate practices that were conducted in a manner not conducive to normal business practices during the three months ended December 31, 2003.


Three months ended December 31, 2003

The Company generated $213,000 in revenues and $43,825 in cost of sales resulting in gross profit of $169,175 from music sales during the three months ended December 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Selling, general and administrative expenses were $1,291,899. Compensation expense of $115,931 was pursuant to employment agreements. Professional and consulting fees were $504,418 which was comprised of a $291,169 of which $230,000 was comprised of marketing costs associated with public and investor relations services of the Company and its music business, and approximately $213,249 in professional legal fees in association with the Company's defense against Mr. Dadon and other individuals alleging obligations due to them and authorized by prior management. Depreciation expense was $588,977 and was based upon the fair value of the assets that were obtained in the merger with Level X. The Company uses the straight-line method of depreciation.

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


Six months ended December 31, 2004

During the three months ended December 31, 2004, the Company generated $1,629,982 n revenues against $702,846 in cost of sales resulting in a gross profit of $927,136.

Revenue from mastering was $ 1,024,171 comprising 63% of the Company's revenue whereas $485,970 comprising 30% of total revenue was from the distribution of music CD's. The remaining $119,841 or 7% of the revenue was from settlement of accounts payable to one of the Distributor's Vendor accounts, advertising and rebates. Distribution recognized superior gross margin of 64%, whereas the mastering division had a smaller gross margin of 32%, as the total gross profit of $750,425 was comprised of $339,407 from mastering and $411,018 from CD sales.

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

Operating costs attributable to the distribution business were $957,482, which was comprised of $393,439 of payroll costs, $170,974 in the write-off of obsolete inventory, $145,150 in consulting, legal and other professional expenses, $34,040 in rent and office expenses, $19,501 of insurance expense, $9,727 in travel expenses, $25,968 in production costs, $40,000 in amortized business development costs and the remaining $118,683 in other general and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

administrative  and  marketing  expenses.   The  resulting  net  loss  from  the
operations of the distribution business was $719,584.

Operating costs attributable to the corporate administration and operation were $430,968, which was comprised of $184,231 of payroll expenses, $116,108 in consulting and legal services, $34,040 in rent and office expenses, $24,946 in interest expense, and $61,643 in other general and administrative expenses.

As a result of the foregoing factors, the Company incurred a net loss of $921,404 for the six months ended December 31, 2004 compared to $2,334,373 for the same period ended December 31, 2003. The reduced loss was due to an increase in gross profit with considerable reduction in overhead expenses compared to the previous period. This is largely explained by a significant increase in music CD sales for the current period as well as the Company having incurred substantial costs in its efforts to clean up the operational problems and corporate practices that were conducted in a manner not conducive to normal business practices during the six months ended December 31, 2003.

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

Selling, general and administrative expenses were $2,219,787. Compensation expense of $166,735 was pursuant to employment agreements. Professional and consulting fees were $559,519 which was comprised of a one time fee of approximately $170,000 in directors compensation due to the issuance of restricted common stock of the Company to a director which had been agreed to and entered into with prior management, $325,000 in marketing costs associated with public and investor relation services of the Company and its music business, and approximately $403,721 in professional legal fees in association with the Company's defense against Mr. Dadon and other individuals alleging obligations due to them and authorized by prior management. Depreciation expense was $786,519 and was based upon the fair value of the assets that were obtained in the merger with Level X. The Company uses the straight-line method of depreciation.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

The Company financed the majority of its $921,404 loss from operations with the issuance of 12,372,651 shares for services valued at $321,899. The services provided were comprised of $120,000 in software development, $100,000 in employee bonuses, $80,000 in legal fees, $27,000 in finder fees and $46,900 in business consulting fees.

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

The Company also has the right to redeem the principle and accumulated interest of any outstanding debentures into Common Stock at a price of 120% of the closing bid price. Should the company exercise its right to redeem, the holder is entitled to receive a three-year warrant to purchase 50,000 shares of the Company's common stock for every $100,000 principle and interest redeemed. The warrant can be exercised on a "cash basis" with an exercise price of 120% of the closing bid price on the date the debenture is redeemed. On October 22, 2004, Pop3 Media Corp. (the "Company"), entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners, LP shares of common stock for a total purchase price of up to $5.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners LP will pay the Company 95% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners, LP will also retain 5% of each advance under the Standby Equity Distribution Agreement. Cornell Capital Partner's obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement and is limited to $500,000 per weekly.

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

None.


Item 2. Changes in Securities.

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