Form 10QSB/A
period 2005-03-31
POP3 MEDIA CORP
filed 2005-09-14
CIK 1098226

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/
                                  AMENDMENT #1

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934, FOR THE QUARTER ENDED March 31, 2005

                        COMMISSION FILE NUMBER 000-28485

                                POP3 MEDIA CORP.
________________________________________________________________________________
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

                                 (480) 894-0311
               ___________________________________________________
              (Registrant's Telephone Number, Including Area Code)

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

                               TABLE OF CONTENTS
                         PART I - FINANCIAL INFORMATION

Item  No.                                                                 Page

Item 1. Financial Statements ............................................... 3

        Condensed  Consolidated Balance Sheets March 31, 2005 and
          June 30, 2004 .................................................. 3-4

        Condensed Consolidated Statements of Operations Three Months
          Ended March 31, 2005  and  March 31, 2004......................... 5

        Condensed  Consolidated  Statements of Operations Nine Months
          Ended March 31, 2005 and    March 31, 2004........................ 6

        Condensed  Consolidated  Statements of Cash Flows Nine Months
          Ended March 31, 2005 and March 31, 2004........................... 7

        Notes to Condensed  Consolidated  Financial  Statements  for
          March 31, 2005 and June 30, 2004 .............................. 7-17

Item 2. Management's  Discussion  and Analysis of Financial
          Condition and Results of Operations ............................. 18

Item 3. Controls and Procedures ........................................... 27

Item 4. Changes in and  Disagreements  with  Accountants  on
         Accounting and Financial Disclosure .............................. 27

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings ................................................. 28

Item 2. Changes in Securities ............................................. 28

Item 3. Defaults Upon Senior Securities ................................... 29

Item 4. Submission of Matters to a Vote of Security Holders ............... 29

Item 5. Other Information ................................................. 29

Item 6. Item  Exhibits, List, and Reports on Form 8-K ..................... 29

SIGNATURES ................................................................ 30

Item 1. Financial Statements


                                 POP3 MEDIA CORP
                          CONSOLIDATION BALANCE SHEETS
                                   (Unaudited)
                        March 31, 2005 and June 30, 2004

                                     ASSETS
                                                        March 31,
                                                          2005          June 30,
                                                      (Unaudited)         2004
                                                      -----------    -----------

CURRENT ASSETS
     Cash                                             $    31,253    $   116,628
     Accounts Receivable - Net                            762,774        635,795
     Prepaid Expense                                       48,603

     Other Receivables                                       --           18,108
     Inventory                                            822,288      1,032,142
                                                      -----------    -----------

     Total Current Assets                               1,664,918      1,802,673
                                                      -----------    -----------

LONG TERM ASSETS

     Capitalized Software, Net                            870,750        870,750
     Property and Equipment, Net                        4,711,270      4,892,396
     Goodwill and other intangible Assets, Net          1,469,571      7,936,431
     Investments                                           13,736         13,736
     Business Development                                  50,000
     Deferred Income Tax Benefit                          279,430        279,430
     Artist Advances                                      170,278        114,647
     Other Assets                                          52,445         13,420
     Notes Receivable                                      92,013         92,013

                                                      -----------    -----------
     Total Long Term Assets                             7,709,493     14,212,823
                                                      -----------    -----------

TOTAL ASSETS                                          $ 9,374,411    $16,015,496
                                                      ===========    ===========

                                 POP3 MEDIA CORP
                          CONSOLIDATION BALANCE SHEETS
                                   (Unaudited)
                        March 31, 2005 and June 30, 2004

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       March 31,
                                                         2005          June 30,
                                                     (Unaudited)         2004
                                                    ------------    ------------

LIABILITIES
Current Liabilities
     Accounts Payable and Accrued Expenses          $  1,501,331    $  1,146,291
     Related Party Liabilities and Advances              (20,412)         19,716
     Debenture Payable                                   500,000            --
     Notes Payable - Current Portion                      77,322            --
     Other Current Liabilities                            22,958            --
     Credit Line - Financial Institution                 321,271         214,500
                                                    ------------    ------------

     Total Current Liabilities                         2,402,470       1,380,507

Non-Current Liabilities

     Notes Payable - Non-current Portion                 210,979            --
     Other liabilities                                     4,763         322,352
                                                    ------------    ------------

     Total Non-Current Liabilities                       215,742         322,352
                                                    ------------    ------------

TOTAL LIABILITIES                                      2,618,212       1,702,859
                                                    ------------    ------------

STOCKHOLDERS' EQUITY

     Preferred Stock authorized
     10,000,000 shares, $0.01 par value
     Issued and outstanding March 31, 2004:
     1,854,100 shares of Class A Convertible
     and 1,854,100 at June 30, 2004                       18,541          18,541

     Common Stock, authorized 490,000,000 shares,
      $0.001 par value; Issued and outstanding
      March 31, 2004; 73,211,233 shares and
      June 30, 2004 52,451,642 shares                     73,212          52,453

     Stock Subscriptions Receivable                      (20,000)

     Paid in Capital                                  20,536,769      19,892,278

     Retained Earnings/(Deficit)                     (13,852,323)    (5,650,635)
                                                    ------------    ------------

     Total Stockholders' Equity/(Deficit)              6,756,199      14,312,637
                                                    ------------    ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                $  9,374,411    $ 16,015,496
                                                    ============    ============


The accompanying notes are an integral part of these statements

                                 POP3 MEDIA CORP
                     CONSOLIDATION STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended
                                                          --------------------------------
                                                          March 31, 2005    March 31, 2004
                                                           -------------    -------------
INCOME

      Revenues                                             $     498,047    $     913,463
      Other Income                                                69,466
                                                           -------------    -------------

      Gross Income                                               567,513          913,463

COST OF GOODS SOLD                                               344,243          427,927
                                                           -------------    -------------

      Gross Profit / (Loss)                                      196,155          485,536
                                                           -------------    -------------

EXPENSES
      Compensation                                               268,372          319,143
      Professional and Consulting Fees                           110,397          391,098
      General and Administrative                                 610,220          331,988
      Depreciation                                                75,571          449,773
      Write off of screenplay
      Loss on sale of majority interest in subsidiary
      Write-Down Obsolete Inventory
      Write-Down of Goodwill and Other Intangible Assets       6,210,271
                                                           -------------    -------------
      Interest Expense                                            49,765           15,992
                                                           -------------    -------------

      Total Expense                                            7,324,596        1,507,994
                                                           -------------    -------------

(LOSS) BEFORE INCOME TAXES                                    (7,101,326)      (1,022,458)

      Provision for Income Taxes                                     450            1,000
                                                           -------------    -------------

NET (LOSS)                                                 $  (7,101,776)   $  (1,023,458)
                                                           =============    =============

NET (LOSS) PER COMMON SHARE
      Basic                                                $       (0.10)   $       (0.02)
      Diluted                                              $       (0.07)   $       (0.02)

Weighted average number of Shares
      Basic                                                   67,696,361       41,984,626
      Diluted                                                100,598,209       41,984,626


The accompanying notes are an integral part of these statements

                                 POP3 MEDIA CORP
                     CONSOLIDATION STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Nine Months Ended
                                                          --------------------------------
                                                          March 31, 2005    March 31, 2004
                                                           -------------    -------------
INCOME

      Revenues                                             $   2,007,708    $   2,525,467
      Other Income                                               189,308
                                                           -------------    -------------

      Gross Income                                             2,197,016        2,525,467

COST OF GOODS SOLD                                             1,223,800        1,188,086
                                                           -------------    -------------

      Gross Profit / (Loss)                                    1,122,812        1,337,381
                                                           -------------    -------------

EXPENSES

      Compensation                                               839,914          851,047
      Professional and Consulting Fees                           255,546        1,369,338
      General and Administrative                               1,364,466          884,302
      Depreciation                                               206,713        1,428,010
      Write off of screenplay                                                     100,000
      Loss on sale of majority interest in subsidiary                             240,000
      Write-Down Obsolete Inventory                              209,854
      Write-Down of Goodwill and Other Intangible Assets       6,210,271
                                                           -------------    -------------

      Interest Expense                                            86,790           55,529
                                                           -------------    -------------

      Total Expense                                            9,173,554        4,928,226
                                                           -------------    -------------

(LOSS) BEFORE INCOME TAXES                                    (8,200,338)      (3,590,845)


      Provision for Income Taxes                                   1,350            5,000
                                                           -------------    -------------

NET (LOSS)                                                 $  (8,201,668)   $  (3,595,845)
                                                           =============    =============

NET (LOSS) PER COMMON SHARE
      Basic                                                $       (0.12)   $       (0.12)
      Diluted                                              $       (0.08)   $       (0.12)

Weighted average number of Shares
      Basic                                                   67,696,361       29,796,804
      Diluted                                                100,598,209       29,796,804

The accompanying notes are an integral part of these statements

                                 POP3 MEDIA CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                               Nine Months   Nine Months
                                                  Ended          Ended
                                            March 31, 2005  March 31, 2004
                                              -----------    -----------
Operating Activities

       Net (Loss)                             $(8,201,688)   $(3,595,845)

       Significant Non-Cash Transactions
            Loss on Sale of non-affiliate                        240,000
            Write off of screenplay rights                       100,000
            Common Stock for Services             615,250      1,127,000
            Bad Debt Expense                         --           39,582
            Business Development                 (120,000)
            Write off of intangibiles           6,466,860
            Depreciation Expense                  206,713      2,284,494
       Changes in assets and liabilities
            Receivables                          (128,871)      (136,258)
            Other Assets                          (39,025)        (6,388)
            Decrease in Inventory                 209,854        (14,864)
            Due from related parties                             (64,517)
            Decrease in Other Liabilities        (317,589)
            Decrease/(Increase) in  Prepaid
                  Expense                         (48,603)
            Due Officers and Directors            (40,128)       (22,646)
            Decrease/(Increase) in Accounts
                  Payable                         377,998         56,283
                                              -----------    -----------


Net Cash (Used) by Operating Activities        (1,019,229)         6,841
                                              -----------    -----------
Investing Activities

            Artist Agreement Costs                (55,631)        (6,187)
            Purchase of Equipment                  44,413        (26,668)
                                              -----------    -----------


Net Cash (Used) by Investing Activities           (11,218)       (32,855)
                                              -----------    -----------
Financing Activities
       Proceeds from Related Parties                             100,000
       Payments on line of credit and debt        606,771       (120,252)
       Proceeds from loans                        288,301
       Proceeds from sale of Common Stock          50,000        200,000
                                              -----------    -----------

Cash Provided by Financing Activities             945,072        179,748
                                              -----------    -----------

Net Increase/(Decrease) in Cash                   (85,375)       153,734

Cash, Beginning of Period                         116,628           --
                                              -----------    -----------

Cash, End of Period                           $    31,253    $   153,734
                                              ===========    ===========
Significant Non-Cash Transactions
       See Note pertaining to Stockholders' Equity

Supplemental Information:
       Period Interest                        $    64,918    $    19,456
       Income Taxes Paid                            1,350          5,000

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

While the parties had not intended this result, the accounting literature indicates that such a result requires the Company's financial statements to reflect the original cost basis of the assets contributed to the transaction by Level X (the new acquirer as a result of the reverse acquisition) and to value, at fair value, the assets of ViaStar owned at the time of the original acquisition.

In June 2005, upon the recommendation of its independent registered accountant and legal counsel, the Company made substantial adjustments to its financial statements involving the impairment of goodwill license assets to reduce the balances to reflect the original basis of the assets contributed by Level X (the new acquirer as a result of the reverse acquisition) and to value at fair value the assets of ViaStar owned at the time of the original acquisition.

The Company impaired its retail distribution agreements which were acquired from Level X during 2003, and originally accounted for under the purchase accounting method. The Company has impaired the distribution agreement to the original cost basis of Level X of $920,890, which would have been the amount recorded had the Company accounted for the Level X acquisition as a reverse merger. On March 31, 2004, the Company acquired all of the issued and outstanding capital of MasterDisk Corporation ("MasterDisk"), a New York corporation, which became a wholly owned subsidiary of the Company. On December 29, 2004, the Company changed its name to PoP3 Media Corp and the State of Nevada approved an increase of authorized capital to 490,000,000 common and 10,000,000 preferred shares.

Note 1. OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES = continued

Basis of presentation
---------------------

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position at March 31, 2005 and June 30, 2004, and the consolidated results of operations and cash flows for the, nine months ended March 31, 2005 and 2004. The Company changed its fiscal year end to June 30 on August 6, 2003 and completed a short period audit for the six months ended June 30, 2003 on October 17, 2003.

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

Note 1. OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES = continued

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

Note 1. OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES = continued

Company has aggregated the results of all its operating subsidiaries into one reportable segment.

Stock Based Compensation
------------------------

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation.


Note 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has accumulated a $13,852,323 loss since inception of which a significant portion of this loss is due the decision of Pop3's management to write off the majority of the valuation of its Distribution Agreement after consulting independent registered accountant and legal counsel. The total write off is $6,466,860. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its success in developing additional capital.

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


Note 3. TRADE NAME AND DISTRIBUTION RIGHTS

During July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 was effective January 1, 2002 and required that goodwill and certain intangible assets remain on the balance sheet and may not be amortizable for financial reporting purposes. On an annual basis, or when there is reason to suspect that goodwill and certain intangible asset values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. In June 2005, upon the recommendation of its independent registered accountant and legal counsel, the Company made substantial adjustments to its financial statements involving the impairment of goodwill license assets to reduce the balances to reflect the original basis of the assets contributed by Level X (the new acquirer as a result of the reverse acquisition) and to value at fair value the assets of ViaStar owned at the time of the original acquisition. The Company impaired its retail distribution agreements which were acquired from Level X during 2003, and originally accounted for under the purchase accounting method. The Company has impaired the distribution agreement to the original cost basis of Level X of $920,890, which would have been the amount recorded had the Company accounted for the Level X acquisition as a reverse merger.

Intangible assets at March 31, 2005:
                                                   March 31, 2005  June 30, 2004
                                                   --------------  -------------
          Trade Name Purchased (MasterDisk)            $  546,681     $  546,681
          Distribution Agreement                          920,890      7,389,750
                                                   --------------  -------------
          Total Goodwill and Other Intangible Assets   $1,467,571     $7,936,431
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

Note 6. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2004 and June 30, 2004 are summarized as follows:


                                                    March 31,2004  June 30,2004
                                                    -------------  ------------
      Furniture and Fixtures                          $   932,348   $   932,348
      Studio Facilities                                 4,695,377     4,695,377
      Accumulated Depreciation                           (916,455)     (735,691)
                                                    -------------  ------------
      Property and Equipment, Net                     $ 4,711,270   $ 4,892,396
                                                    =============  ============

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

Afterward, the Company issued 1,000,000 common shares for $50,000 cash; 2,900,000 for payment of $60,250 debt and accumulated interest; 14,136,441 common shares for services valued at $615,250 and 4,986,940 common shares valued at $177,000 to obtain equity financing.


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


Note 10. CONTINGENCIES

On October 25, 2004, former Directors and Officers of Pop3 Media Corp. ("Pop3"), ("Complainants") filed with the U.S. Department of Labor Occupational Safety & Health Administration ("OSHA") a complaint alleging discriminatory employment practices in violation of the Sarbanes-Oxley Act of 2002. Pop3 fervently asserts that these claims are false and will vigorously defend itself until the matter has reached a just conclusion. Pop3 firmly believes that the Complainants' allegations amount to nothing more than an attempt to extort additional value from the shareholders of Pop3. If final adjudication is reached in favor of the complainants they are entitled to receive all back pay, interest on the back pay, and reinstatement of their positions with Pop3. This amount could exceed $150,000.


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

While the parties had not intended this result, the accounting literature indicates that such a result requires the Company's financial statements to reflect the original cost basis of the assets contributed to the transaction by Level X (the new acquirer as a result of the reverse acquisition) and to value, at fair value, the assets of ViaStar owned at the time of the original acquisition.

In June 2005, upon the recommendation of its independent registered accountant and legal counsel, the Company made substantial adjustments to its financial statements involving the impairment of goodwill license assets to reduce the balances to reflect the original basis of the assets contributed by Level X (the new acquirer as a result of the reverse acquisition) and to value at fair value the assets of ViaStar owned at the time of the original acquisition.

The Company impaired its retail distribution agreements which were acquired from Level X during 2003, and originally accounted for under the purchase accounting

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

method. The Company has impaired the distribution agreement to the original cost basis of Level X of $920,890, which would have been the amount recorded had the Company accounted for the Level X acquisition as a reverse merger.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

Going Concern

As discussed in the accompanying consolidated financial statements and results of operations contained in the management's discussion and analysis section, the Company and its predecessors have incurred approximately $13,800,000 in losses since inception of which a significant portion of this loss is due the decision of Pop3's management to write off the majority of the valuation of its Distribution Agreement after consulting independent registered accountant and legal counsel. The total write off is $6,466,860. This, as well as the risks associated with raising capital through the issuance of equity and/or debt securities, creates uncertainty as to the Company's ability to continue as a going concern.

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


Results of Operations For the Three Months Ended March 31, 2005, Compared to the Three Months ended March 31, 2004


Revenues

During the three months ended March 31, 2005, the Company generated $567,513 in revenues which was a decrease of $345,950 when compared to our revenues of $913,463 for the three months ended March 31, 2004. The decrease was primarily due to a corporate administrative matter has consumed management's time and management was unable to focus on sustaining the business, which has resulted in significantly lower revenue for the period.

Revenue from mastering was $ 563,888 during the three month reporting period ending March 31, 2005 compared to $756,224 for the three month period ending March 31, 2004. The decrease in revenue is primarily due to the consolidation of music industry, which has resulted in (1) As a cost cutting method, the major record labels are seeking in-house mastering services as opposed to outsourced mastering services; and (2) A significant decrease in the overall number of titles being released by the major record labels.

Revenue from the distribution of music CD's was $11,551. During the period, the Company experienced sales returns in the amount of $65,492, comprising almost exclusively of its Peter Cetera Christmas album release("Cetera album"), therefore net sales for the three month period ending March 31, 2005 was ($53,941) comprising (9%) of total revenue was from the distribution of music CD's compared to $157,239 for the three month period ending March 31, 2004. The decrease was primarily due to a corporate administrative matter has consumed management's time and management was unable to focus on sustaining the business, which has resulted in significantly lower revenue for the period. Secondly, the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Company did not make an allowance for returns in the previous quarter for the revenue recognized on the Cetera album for the following reasons: This was a result of the Company experiencing significant, unanticipated returns from sales of its Peter Cetera Christmas release ("Cetera album") in the amount of $65,492 during the period. The Company did not make an allowance for returns in the previous quarter for the revenue recognized on the Cetera album for the following reasons: (1) The Company has the exclusive North American license of the Christmas release and would not expect to experience direct competition from other new releases offered by Mr. Cetera within the same release period. However, Mr. Cetera did in fact license other projects including a DVD and compilation CD to competing distributors. These new releases were also being solicited to retail accounts during the same time period as the Christmas release. This information was not disclosed to the Company during its negotiations to obtain the exclusive North American License rights to the Christmas title. This resulted in confusion in the minds of the retail buyers as to what new releases were available from Mr. Cetera during the 2004 Christmas season and who the rightful distributor for each individual release was. This also resulted in to much Cetera product on the market at one time. (2) Negotiations for the License Agreement were completed in 2004 leaving the Company very little time to adequately market the Christmas title for the 2004 Christmas season. (3) The Company believed that due to the long established sales history of "Peter Cetera" that the Company's sales projections would exceed the amount that it had initially shipped to retail.


The remaining $57,566 or 10% of the revenue was from settlement of accounts payable to one of the Distributor's Vendor accounts, advertising and rebates Compared to no revenue from the settlement of accounts payable for the three month period ending March 31, 2004.

Cost of Sales

For the 3 months ending March 31, 2005, the Company recognized $344,243 as compared $427,927 in cost of sales for the period ending March 31, 2004. The decrease was primarily due to the lower sales volume experienced in the three month period ending March 31, 2005.

Gross Profit

During the three months ended March 31, 2005, the Company recognized a gross profit of $223,270 compared to $85,536 for the three month period ending March
31, 2004. During the 3 month period ending March 31, 2005, a corporate administrative matter has consumed management's time and management was unable to focus on sustaining the business, which has resulted in significantly lower sales and subsequently lower gross profit for the period. For the 3 months ending March 31, 2005, the CD distribution recognized no gross margin, whereas the mastering division had a smaller gross margin of 34%, as the total gross profit of $223,270 was comprised of $223,270 from mastering and $0 from CD sales. During the three months ended March 31, 2004, the Company recognized $485,536 in gross profit which was comprised of $365,585 from the mastering division and $119,951 from the CD sales. The gross margin realized for the mastering business and CD sales was 48.3% and 76.3% respectively for the three month period ending March 31, 2004, while gross margin on a consolidated basis was 53.2% for the three month period ending March 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Expenses

For the three months ending March 31, 2005, our operating costs were $7,324,596 as compared to $1,507,994 for the three months ending March 31, 2004. The increased costs of $5,816,602 were primarily due the write off of our distribution agreement in the amount of $6,210,271 upon the recommendation of our independent registered accountant and legal counsel.

For the three months ending March 31, 2005, operating costs of the mastering business was $278,856 which was comprised of $69,580 of payroll costs, $18,054 of bad debt, $25,370 of insurance expense, $44,922 in rent and office expenses, $13,539 in travel costs, $7,008 in depreciation expense and the remaining $100,383 in other general and administrative expenses. The resulting net loss from the operations of the mastering business was $86,326.

For the three months ending March 31, 2005, operating costs attributable to the distribution business were $7,045,740 which was comprised of about $198,792 of payroll costs, $98,857 in consulting, legal and other professional expenses, $16,499 in rent and office expenses, $8,862 of insurance expense, $13,102 in travel expenses, $30,000 in amortized Business Development Costs, $63,500 in amortized Offering Costs $6,210,271 in write off of intangible assets, and the remaining $405,857 in other general and administrative and marketing expenses. The resulting net loss from the operations of the distribution business was $7,015,450.

For the three months ended March 31, 2004, selling, general and administrative expenses were $331,988. Compensation expense was $319,143 (replication and authoring compensation - $132,795, and distribution compensation - $199,193) for the three months ended March 31, 2004. Professional fees (which includes legal counsel along with various litigation costs and estimates) were $391,098 for the three months ended March 31, 2004. The Company incurred approximately $222,500 in consulting and business development services, and approximately $25,000 of professional fees in association with the Company's development of internal software and the technological feasibility of such software development. Depreciation and amortization expense was $449,773 for the three months ended March 31, 2004. Depreciation and amortization expense is recognized on the fair value of the assets obtained in the merger with Level X and the acquisition of MasterDisk. The Company uses the straight-line method of depreciation over an estimated life of five years and amortization ranging from three to ten years. Depreciation and amortization expense for replication and authoring was $144,816 and for distribution was $304,957, for the three months ended March 31, 2004. Interest expense was $15,992 for the three months ended March 31, 2004 as compared to none for the three months ended March 31, 2003. Interest expense is attributable primarily to the loans acquired in the MasterDisk transaction. The Company has not recognized any additional losses on the sale of the controlling interest in MPI or its business operations as being impaired. The Company recognized approximately $450,000 in depreciation and amortization expense and $250,000 in accrued professional fees and salaries. As a result of the foregoing factors, we incurred a net loss of $1,023,458 for the three months ended March 31, 2004.

Net Losses

As a result of the foregoing factors, the Company incurred a net loss of $7,101,776 for the three months ended March 31, 2005 compared to $1,023,458 for the same period ended March 31, 2004. The increased loss is primarily due to the fact that during June 2005, the Company impaired its distribution agreement upon the recommendation of its independent registered accountant and legal counsel.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

The distribution agreement, which was acquired from Level X during 2003, was originally accounted for under the purchase accounting method. The Company impaired the distribution agreement to the original cost basis of Level X, which would have been the amount recorded had the Company accounted for the Level X acquisition as a reverse merger.

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


Results of Operations For the Nine Months Ended March 31, 2005, Compared to the Nine Months ended March 31, 2004


Revenues

During the nine months ended March 31, 2005, the Company generated $2,197,015 in revenues which was a decrease of $328,452 when compared to our revenues of $2,525,467 for the nine months ended March 31, 2004. The decrease was primarily due to a corporate administrative matter has consumed management's time and management was unable to focus on sustaining the business, which has resulted in significantly lower revenue for the period.

Revenue from mastering was $ 1,603,254 during the nine month period ending March 31, 2005 compared to $2,013,747 for the nine month period ending March 31, 2004. The decrease in revenue is primarily due to the consolidation of music industry, which has resulted in (1) As a cost cutting method, the major record labels are seeking in-house mastering services as opposed to outsourced mastering services; and (2) A significant decrease in the overall number of titles being released by the major record labels.

Revenue from the distribution of music CD's was $431,805 comprising 20% of total revenue was from the distribution of music CD's compared to $433,074 for the three month period ending March 31, 2004.

For the nine month period ending, the remaining $161,956 or 7% of the revenue was from settlement of accounts payable to one of the Distributor's Vendor accounts, advertising and rebates as compared no revenue from settlement of accounts payable for the nine month period ending March 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Cost of Sales

For the nine months ending March 31, 2005, the Company recognized $1,223,800 as compared $1,188,086 in cost of sales for the period ending March 31, 2004. The increase was primarily due to CD distribution increased Cost of Sales for the nine month period ending March 31, 2005.

Gross Profit

During the nine months ended March 31, 2005, the Company recognized a gross profit of $973,216 compared to $1,337,381 for the nine month period ending March 31, 2004. During the nine month period ending March 31, 2005, a corporate administrative matter has consumed management's time and management was unable to focus on sustaining the business, which has resulted in significantly lower sales and subsequently lower gross profit for the period. For the nine months ending March 31, 2005, the CD distribution recognized a gross margin of $441,279 or 65%, whereas the mastering division had a smaller gross margin of 33%, as the total gross profit of $531,937. During the nine months ended March 31, 2004, the Company recognized $1,337,381 in gross profit which was comprised of $972,045 from the mastering division and $318,103 from the CD sales. The gross margin realized for the mastering business and CD sales was 48.3% and 73.5% respectively for the three month period ending March 31, 2004, while gross margin on a consolidated basis was 52.9% for the three month period ending March 31, 2004.

Expenses

For the nine months ending March 31, 2005, our operating costs were $9,173,554 as compared to $4,928,226 for the nine months ending March 31, 2004. The increased costs of $4,245,328 were primarily due the write off of our distribution agreement in the amount of $6,210,271 upon the recommendation of our independent registered accountant and legal counsel.

For the nine month period ending March 31, 2005, operating costs of the mastering business was $820,083 which was comprised of $247,683 of payroll costs, ($5,757) of bad debt, $78,282 of insurance expense, $158,630 in rent and office expenses, $40,728 in travel costs, $21,024 in depreciation expense and the remaining $279,493 in other general and administrative expenses. The resulting net loss from the operations of the mastering business was $288,146.

For the nine month period ending March 31, 2005, operating costs attributable to the distribution business were $8,353,471 which was comprised of about $592,231 of payroll costs, $209,854 in the write-off of obsolete inventory, $244,006 in consulting, legal and other professional expenses, $50,540 in rent and office expenses, $70,000 in amortized Business Development Costs, $63,500 in amortized Offering Costs, $28,363 of insurance expense, $22,830 in travel expenses, $25,968 in production costs, $6,210,271 for the write down of intangible assets, and the remaining $835,908 in other general and administrative and marketing expenses. The resulting net loss from the operations of the distribution business was $7,913,542.

For the nine month period ending March 31, 2004, selling, general and administrative expenses were $884,302 Compensation expense was $851,047 (replication and authoring compensation - $333,815, and distribution compensation - $517,232) for the nine months ended March 31, 2004. Professional fees (which includes legal counsel along with various litigation costs and estimates) were $1,369,338 for the nine months ended March 31, 2004. The Company

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

incurred approximately $400,000 in consulting and business development services, and approximately $46,000 of professional fees in association with the Company's development of internal software and the technological feasibility of such software development. Depreciation and amortization expense was $1,428,010 for the nine months ended March 31, 2004 Depreciation and amortization expense for replication and authoring was $438,836 and for distribution was $989,174, for the nine months ended March 31, 2004. Interest expense was $55,529 for the nine months ended March 31, 2004. Interest expense is attributable primarily to the loans acquired in the MasterDisk transaction. The Company recognized a write off of $100,000 for the nine months ended March 31, 2004 for the ClubCharlie screenplay rights

Net Losses

As a result of the foregoing factors, the Company incurred a net loss of $8,201,688 for the nine months ended March 31, 2005 compared to $3,595,845 for the same period ended March 31, 2004. The increased loss is primarily due to the fact that during June 2005, the Company impaired its distribution agreement upon the recommendation of its independent registered accountant and legal counsel. The distribution agreement, which was acquired from Level X during 2003, was originally accounted for under the purchase accounting method. The Company impaired the distribution agreement to the original cost basis of Level X, which would have been the amount recorded had the Company accounted for the Level X acquisition as a reverse merger.

Liquidity and Capital Resources

During the nine months ended March 31, 2005, the Company used $1,019,229 from its operations and received $50,000 from the sale of 1,000,000 of its common shares, $500,000 from the proceeds of a debenture and $288,301 from loan proceeds. The use of cash from operations was primarily caused from an increase of $128,871 in receivables and an increase of $317,998 in outstanding liabilities.

The Company financed the majority of its $1,991,417 loss from operations with the issuance of 14,136,441 shares for services valued at $346,900. The services provided were comprised of $120,000 in software development, $100,000 in employee bonuses, $80,000 in legal fees, and $46,900 in business consulting fees.

Interest expense of $10,250 was paid with the issuance of 400,000 restricted shares.

At March 31, 2005 the Company had $31,253 of cash and working capital deficit of $737,552.

Item 3. Controls and Procedures


As of the end of the fiscal quarter to which this report relates (March 31, 2005), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that as of the date of that evaluation our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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


Item 4. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On October 25, 2004, former Directors and Officers of Pop3 Media Corp. ("Pop3"), ("Complainants") filed with the U.S. Department of Labor Occupational Safety & Health Administration ("OSHA") a complaint alleging discriminatory employment practices in violation of the Sarbanes-Oxley Act of 2002. Pop3 fervently asserts that these claims are false and will vigorously defend itself until the matter has reached a just conclusion. Pop3 firmly believes that the Complainants' allegations amount to nothing more than an attempt to extort additional value from the shareholders of Pop3. If final adjudication is reached in favor of the complainants they are entitled to receive all back pay, interest on the back pay, and reinstatement of their position with Pop3. This amount could exceed $150,000.


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

On December 13, 2004, the Company issued 1,000,000 registered common shares to a company valued at $36,000 under the Company's First Amended 2003 Employees /Consultants Common Stock Compensation Plan for consulting services.

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