Form 10KSB
period 2005-06-30
POP3 MEDIA CORP
filed 2005-11-16
CIK 1098226

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended June 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________


                        COMMISSION FILE NUMBER 000-28485

                                POP3 MEDIA CORP.
       ------------------------------------------------------------------
                            (Exact Name of Registrant
                          as Specified in Its Charter)

         NEVADA                                                  88-0380343
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

            2451 W. BIRCHWOOD AVENUE, SUITE 105, MESA, ARIZONA      85202
 -------------------------------------------------------------------------------
               (Address of Principal Executive Offices)    (Zip Code)

                                 (480) 393-0423
     ----------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


           Securities registered pursuant to Section 12(b) of the Act

                                      None
                                -----------------
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Shares
                                -----------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form-10KSB or any amendment to Form 10-KSB. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

Issuer's revenues for its most recent fiscal year: $ 452,246

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 30, 2005 (computed by reference to average of the bid and asked price on the NASD OTC Bulletin Board of the common shares on such date): $649,800

Number of common shares outstanding at June 30, 2005: 69,302,978

________________________________________________________________________________


                                TABLE OF CONTENTS

PART I

Item 1.    Business ........................................................ 4
Item 2.    Properties ..................................................... 11
Item 3.    Legal Proceedings .............................................. 12
Item 4.    Submission of Matters to a Vote of Security Holders ............ 12

PART II

Item 5.    Market for the Company's Common Equity and Related
             Stockholder Matters .......................................... 14
Item 6.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations .................................... 16
Item 7.    Financial Statements ........................................... 23
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..................................... 24


PART III
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16 (a) of the Exchange Act ........... 25
Item 10.   Executive Compensation ......................................... 26
Item 11.   Security Ownership of Certain Beneficial Owners and
             Management ................................................... 29
Item 12.   Certain Relationships and Related Transactions ................. 30
Item 13.   Exhibits, List and Reports on Form 8-K ......................... 31
Item 14.   Controls and Procedures ........................................ 32

SIGNATURES ................................................................ 32



________________________________________________________________________________

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


General

Business Organization. Pop3 Media Corp. ("Company" or "Pop3") was organized January 6, 1993, under the laws of the State of Nevada, as Lotus Enterprises, Inc. On April 6, 1999, the State of Nevada approved an increase of authorized capital to 50,000,000 common shares. The Company changed its name to ClubCharlie.com; Inc. and acquired the screenplay and rights to "The Misadventures of Charlie Chance." The Company on January 22, 2001 changed its name to ViaStar Holdings, Inc. to reflect the change in its business model and corporate structure. The Company on May 7, 2003 entered into an agreement to acquire the assets and liabilities of Moving Pictures International through the issuance of Common Stock and the payment of debt associated with the purchase of the business assets. The Company completed the purchase of Moving Pictures International subsequent to June 30, 2003. The Company on July 18, 2003 entered into an agreement and plan of merger with Level X Media Corporation ("Level X") to acquire all of the issued and outstanding shares for a combination of shares of common stock and preferred stock of the Company. On January 23, 2004, the State of Nevada approved an increase of authorized capital to 100,000,000 common shares and 10,000,000 Series A preferred shares . On January 5, 2004 The Company changed its name to ViaStar Media Corporation to better reflect the change in its business model and focus on content and distribution of intellectual properties. On March 31,2004 the Company entered into an agreement to acquire all of the assets and liabilities of Masterdisk Corporation through the issuance of Common Stock and assumption of debt associated with the purchase of the business assets. The surviving entity continued to exist as ViaStar Media Corporation or the Company.

On March 31, 2005, the company entered into an agreement to sell its subsidiary, Masterdisk Corporation back to its original owners in exchange for the return of the 10,000,000 shares of common stock with a par value of .001. Management's decision to sell Masterdisk back to the original owners was based upon management's determination that Masterdisk could not reach profitability for the following reasons: (1) It is management's belief that a large number of major record labels have recently begun turning to in-house mastering services as opposed to outsourcing mastering services to companies like Masterdisk in order to cut costs; and (2) there has been a significant decrease in the overall number of titles being released by the major record labels; consequently decreasing the number of projects open for bid. Additionally, certain disputes and disagreements between the parties arose which prevented all of the parties to the Acquisition and Exchange Agreement from obtaining the benefits of the Acquisition and Exchange Agreement to their complete satisfaction and all the parties agreed that it was in the best interest of all concerned that the transaction be unwound.

As of June 30, 2005, the date of this report, the Company had one operating Subsidiary, Viastar Distribution Group, Inc.. A significant portion of the business operations of the Company will be conducted by the former business operations of Level X and its distribution division as described throughout this transition report filed on Form 10-KSB. The financial statements included herewith are the consolidated financial statements of the Company and its core operation and subsidiary as of June 30, 2005.

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

As part of the service package to vendor labels and retail accounts, VDG offers marketing services such as radio support, touring campaigns, publicity with-retail point of purchase ("P.O.P.") programs. These initiatives brand the artist, the label and VDG.

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

Artists marketed by Pop3 Media Corp through the label / distribution group include: Willie Nelson, Tim Weisberg, David Benoit, Roy Clark, Above the Clouds with Michael McDonald, Bobby Vee, Kenny Rankin, The St. Petersburg Philharmonic, The London Philharmonic, Moscow String Quartet, Ekaterinburg Classical Trio, Sam Harris, Andreas Klein, Stepfanie Kramer, Cliff Richard, Opie Gone Bad, Sister Sledge, Vespertina, Khani Cole, Above the Cloud, Tony Guerrero, Ed Hamilton, Images, Gregg Karukas, Jeff Kashiwa, Roy Meriwether, Dean Peer, Kim Pensyl, Erotic Liquid Culture , Peter Cetera, and Peter Murphy.

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

Music

The music business is highly competitive and dominated by major companies. The Company faces competition for discretionary consumer purchases of its products from other record companies and other entertainment sources, such as film and video companies. Several major record companies in the United States including Bertelsmann AG, Sony Corp., Time Warner, Inc. and Universal Music Group dominate the market for pre-recorded music. The Company does not have the financial resources, nor does it have the depth or breadth of catalog, distribution capabilities or current repertoire of these companies. Its ability to compete in this market depends upon:

     o the skill and creativity of its employees to expand and utilize its music catalog to create compilation packages;

     o its ability to build upon and maintain its reputation for producing, licensing, marketing and distributing high quality music.

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

In the music industry, a significant market sector that we will focus on will, therefore, be these older consumers. To do so we must recruit the best of those established and highly visible artists with whom this constituency identifies. It is certain that our ability to recruit such recording artists and effectively market to this audience will play a significant role in our success as a company. Management believes that the company will achieve great success in achieving these goals for the following reasons:

     o The Company's executive team is experienced and entrenched in the entertainment industry with numerous important relationships with top industry executives and artists.

     o    The  Company  posses  the  ability  to   cross-pollinate   our  video,
          publishing, music and distribution capabilities within our target markets.

     o Major labels are "top-heavy" and have very high overheads, and are not interested in producing and promoting new content by older artists who cannot generate the raw sales volume required for them to break-even and profit.

     o The Company's overhead is significantly lower than the majors, its break-even points are much lower and therefore have to sell far fewer units to establish our desired margins with our major artists. Without having to sell millions of albums, or having to search out the next "Hit", we save substantial resources in all areas of artist acquisition, development.

     o The Company is the content provider and the wholesaler. Whereas most independent labels must first sell to and then pay distribution companies to make their products available to consumers The Company requires no middleman. Accordingly, the Company's breakeven points for audio and video production, marketing and distribution are therefore substantially lower then our independent competitors resulting in gross margins on a per unit basis that are significantly increased.

     o Our in-house legal and IT departments permit us to "in-source" the majority of such related activities and respond more quickly and efficiently. This provides a significant advantage in our response time and ability to close on any opportunities.

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


Employees

As of June 30, 2005, the Company had fifteen (15) employees, See "Item 10. Executive Compensation."

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


Significant Control Over The Company

The Company's directors, officers and principal stockholders, and certain of their affiliates, beneficially own over 50% of the outstanding shares of Common Stock on a fully diluted as-converted to basis at June 30, 2005, and such stockholders have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of directors of the Company and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take over the Company thereby increasing the likelihood that the market price of the Common Stock will not reflect a premium for control.

Volatility and Declines In Market Price

The market price of the Company's Common Stock has experienced historically high volatility and might continue to experience high volatility in the future in response to quarter-to-quarter variations in:

     o    Operating results;

     o    analysts' or investor reports;

     o    market conditions in the industry;

     o    changes in governmental regulations; and

     o    changes in general conditions in the economy or the financial markets.

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

Competitive Industry

Significant factors in determining whether the Company will be able to compete successfully include: o consultative, creative and design capabilities; o reputation for on-time and quality performance; o expertise and experience in the distribution of products; o the scope of service offerings; o strength in various geographic markets; o the price and availability of services; o the ability to acquire, process, analyze and report data in a time-saving and accurate manner; o the ability to manage large-scale distribution of products both domestically and internationally; and o the Company's size. If our products or services are not competitive based on these or other factors, the Company's business, financial condition and results of operations will be materially harmed

Item 2. Properties.

The Company leases approximately 8,000 square feet of office space located in Mesa, Arizona. This lease expires June 2008 and provides for a fixed base rent of approximately $5,450 per month with an annual inflation increase.

The Company's web sites are:

http://www.pop3media.com

Item 3. Legal Proceedings.

On October 25, 2004, former Directors and Officers of Pop3 Media Corp. ("Pop3"), ("Complainants") filed with the U.S. Department of Labor Occupational Safety & Health Administration ("OSHA") a complaint alleging discriminatory employment practices in violation of the Sarbanes-Oxley Act of 2002. Pop3 fervently asserts that these claims are false and will vigorously defend itself until the matter has reached a just conclusion. Pop3 firmly believes that the Complainants' allegations amount to nothing more than an attempt to extort additional value from the shareholders of Pop3. If final adjudication is reached in favor of the complainants they are entitled to receive all back pay, interest on the back pay, and reinstatement of their position with Pop3. This amount could exceed $150,000. Currently, OSHA has not ruled on the complaint and the statutory time period for such a ruling has past. The company has no knowledge of any attempt by the Complainants to seek an appeal on this matter.

On September 27, 2005, Pop3 Media Corp. ("Pop3) filed a complaint for breach of contract against Peter Cetera ("Cetera"), one of its distributed artists, on the master licensing agreement signed on September 24, 2004. The case was filed with the Maricopa County Superior Court in Arizona, case caption, Pop3 Media Corp. v. Peter Cetera, Case No. CV2005-015197. Management felt it was necessary to file this lawsuit in order to preserve shareholder value after it was unable to reach a reasonable solution during arbitration held by the American Arbitration Association in June 2005.


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

4. The proposed adoption and change of the Company's name from ViaStar Holdings, Inc. to ViaStar Media Corporation by the Written Consent of the holders of a majority in interest of the Company's voting capital stock consisting of the Company's outstanding Common Stock. On January 5, 2004, the Company's Board of Directors (pursuant to the Written Consent) approved and recommended that the name ViaStar Media Corporation be approved and adopted. On December 5, 2004, the Company's Board of Directors approved and recommended that the name Pop3 Media Corp. be approved and adopted.

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

7. The proposed adoption of the Amended Articles of Incorporation, by written consent of the holders of a majority in interest of the Company's voting capital stock consisting of the Company's outstanding Common Stock, changing the name to Pop3 Media Corp., increasing the amount of authorized shares to 490,000,000 common shares and 10,000,000 Class A Preferred Convertible shares and a resolution to permit the Board of Directors to implement a reverse stock in any ratio the Board deems in the best interest of the company and its shareholders at any time in the future. On December 4, 2004, written consent of the majority interest of the Company's voting capital stock consisting of the Company's outstanding common stock and was delivered to the company on the same date.

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

Under applicable federal securities laws, the Amended and Restated Articles cannot be effected until at least 20 calendar days after the information statement was sent or given to the shareholders of the Company. The approximate date on which all actions are believed to be effective is February 16, 2004

No other matters were put forth to a vote of the security holders of the Company.


________________________________________________________________________________

                                     PART II


Item 5. Market for the Company's Common Equity and Related Stockholder Matters.

The Company's Common stock is listed on the NASD OTC Bulletin Board (the "OTCBB") under the symbol "POPT." Prior to it's listing as POPT; the Company's Common Stock was traded on the OTCBB as VISH, prior VIST and prior, CLUC. The Company may in the future seek a new trading symbol in conjunction with a listing on a national market system.

The following table sets forth the high and low bid quotations for the Common Stock as reported on the OTCBB for each of the quarters ended September 30, 2004 through June 30, 2005. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.


                                                    Common Stock
                Quarter Ended                   High           Low
             ---------------------            ----------    -----------
               September 30, 2004                0.17         0.036

               December 31, 2004                 0.09          0.03

                 March 31, 2005                 0.053          0.02

                 June 30, 2005                   0.05         0.015



Common Stock The authorized capital stock of the Company consists of 490,000,000 shares of common stock, par value $0.001 of which 69,302,978 shares of the Company's Common Stock were issued and outstanding at June 30, 2005. As of June 30, 2005, the number of holders of record of the Common Stock was 110 and the approximate number of beneficial holders of the Common Stock was approximately 2,000.

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

On December 5, 2004, the State of Nevada approved an increase of authorized capital (490,000,000 common and 10,000,000 preferred) and changed its name to Pop3 Media Corp.

On March 31, 2005, the company entered into an agreement to sell its subsidiary, Masterdisk Corporation back to its original owners in exchange for the return of the 10,000,000 shares of common stock with a par value of .001. Management's decision to sell Masterdisk back to the original owners was based upon

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

management's determination that Masterdisk could not reach profitability for the following reasons: (1) It is management's belief that a large number of major record labels have recently begun turning to in-house mastering services as opposed to outsourcing mastering services to companies like Masterdisk in order to cut costs; and (2) there has been a significant decrease in the overall number of titles being released by the major record labels; consequently decreasing the number of projects open for bid. Additionally, certain disputes and disagreements between the parties arose which prevented all of the parties to the Acquisition and Exchange Agreement from obtaining the benefits of the Acquisition and Exchange Agreement to their complete satisfaction and all the parties agreed that it was in the best interest of all concerned that the transaction be unwound.


Results of Operations

FOR THE TWELVE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE TWELVE MONTHS ENDED

JUNE 30, 2004

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

Results of Operations For the Twelve Months Ended June 30, 2005, Compared to the Twelve Months ended June 30, 2004


Revenues

During the twelve months ended June 30, 2005, the Company generated $452,246 in revenues which was a decrease of $2,574,732,478 when compared to our revenues of $3,026,978 for the twelve months ended June 30, 2004. The significant decrease in revenue was primarily due to following: (1) management's decision to sell back one of its subsidiaries, Masterdisk Corporation, to its original owners in exchange for the 10,000,000 shares of common stock with a par value of .001; (2) a corporate administrative matter that has consumed management's time and management was unable to focus on sustaining the business, which resulted in significantly lower revenue for the period; (3) management's focus of ongoing discussions with Roxxy Corporation for the sale of its distribution division, Viastar Distribution Group, Inc.; (4) management's effort to refocus its business operations on the final stages of negotiations to acquire the rights to a new proprietary portable data storage technology which is currently under development; and (5) management's discussions with SBC Operations, Inc., a subsidiary of SBC Communications, Inc., to license and exhibit upto 12 premier movie features per year.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Revenue from mastering was $0 during the twelve month period ending June 30, 2005 compared to $2,467,359 for the twelve month period ending June 30, 2004. The decrease in revenue is primarily due to management's decision to sell back one of its subsidiaries, Masterdisk Corporation, to its original owners in exchange for the 10,000,000 shares of common stock with a par value of .001. Management's decision to sell Masterdisk back to the original owners was based upon management's determination that Masterdisk could not reach profitability for the following reasons: (1) It is management's belief that a large number of major record labels have recently begun turning to in-house mastering services as opposed to outsourcing mastering services to companies like Masterdisk in order to cut costs; and (2) there has been a significant decrease in the overall number of titles being released by the major record labels; consequently decreasing the number of projects open for bid. Additionally, certain disputes and disagreements between the parties arose which prevented all of the parties to the Acquisition and Exchange Agreement from obtaining the benefits of the Acquisition and Exchange Agreement to their complete satisfaction and all the parties agreed that it was in the best interest of all concerned that the transaction be unwound.

Revenue from the distribution of music CD's was $285,147 comprising 20% of total revenue was from the distribution of music CD's compared to $504,613 for the twelve month period ending June 30, 2004. The decrease was primarily due to the following: (1) a corporate administrative matter that has consumed management's time and management was unable to focus on sustaining the business, which resulted in significantly lower revenue for the period; (2) management's focus of ongoing discussions with Roxxy Corporation for the sale of its distribution division, Viastar Distribution Group, Inc.; (3) management's effort to refocus its business operations on the final stages of negotiations to acquire the rights to a new proprietary portable data storage technology which is currently under development; and (4) management's discussions with SBC Operations, Inc., a subsidiary of SBC Communications, Inc., to license and exhibit upto 12 premier movie features per year.

For the twelve month period ending, the remaining $167,099 or 8% of the revenue was from settlement of accounts payable to several of the Distributor's Vendor accounts, advertising and rebates as compared $55,006 revenue from settlement of accounts payable for the twelve month period ending June 30, 2004.


Cost of Sales

For the twelve months ending June 30, 2005, the Company recognized $152,483 as compared $1,425,946 in cost of sales for the period ending June 30, 2004. The decrease was primarily due to lower sales volume for the twelve month period ending June 30, 2005.


Gross Profit

During the twelve months ended June 30, 2005, the Company recognized a gross profit of $299,763 compared to $1,601,032 for the twelve month period ending June 30, 2004. During the twelve month period ending June 30, 2005, a corporate administrative matter has consumed management's time and management was unable to focus on sustaining the business, which has resulted in significantly lower sales and subsequently lower gross profit for the period. For the twelve months ending June 30, 2005, the CD distribution recognized a gross margin of $299,763. During the twelve months ended June 30, 2004, the Company recognized $1,601,032

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

in gross profit which was comprised of $1,125,339 from the mastering division and $440,670 from the CD sales. The gross margin realized for the mastering business and CD sales was 45% and 87% respectively for the twelve month period ending June 30, 2004, while gross margin on a consolidated basis was 52.9% for the twelve month period ending June 30, 2004.


Expenses

For the twelve months ending June 30, 2005, our operating costs were $10,112,250 as compared to $5,586,956 for the twelve months ending June 30, 2004. The increased costs of $4,525,294 were primarily due the write off of its distribution agreement in the amount of $6,466,860 upon the recommendation of our independent registered accountant and legal counsel as well as management's decision under the recommendation of legal counsel and its independent registered accountant to write off its capitalized software in the amount of $870,750 after the Supreme Court Decision on the Case No. 04-480, MGM Studios, Inc., et al v Grokster, Ltd., et al on June 27, 2005.

For the twelve month period ending June 30, 2005, operating costs attributable to the distribution business were $10,112,250 which was comprised of about $694,085 of payroll costs, $209,854 in the write-off of obsolete inventory, $366,322 in consulting, legal and other professional expenses, $67,271 in rent and office expenses, $100,000 in amortized Business Development Costs, $95,250 in amortized Offering Costs, $34,915 of insurance expense, $25,153 in travel expenses, $25,968 in production costs, $6,466,860 for the write down of intangible assets, $870,750 on the write off of capitalized software, $754,252 in depreciation expense and the remaining $401,750 in other general and administrative and marketing expenses. The resulting net loss from the operations of the distribution business was $9,812,487.

For the twelve months period ending June 30, 2004, operating costs of the replication business was $1,290,413 which was comprised of $419,862 of payroll costs, $104,951 of bad debt, $101,226 of insurance expense, $222,826 in rent and office expenses, $73,228 in travel costs, $51,879 in professional fees, $37,764 in depreciation expense and the remaining $278,677 in other general and administrative expenses. The resulting net loss from the operations of the replication business was $165,074.

For the twelve month period ending June 30, 2004, operating costs attributable to the distribution business were $960,152 which was comprised of $415,672 of payroll costs, $180,754 in depreciation, equipment write downs and small equipment purchases, $93,171 in rent and office expenses, $47,611 of insurance expense, $30,559 in travel expenses, $59,019 in professional fees and the remaining $133,336 in other general and administrative and marketing expenses. The resulting net loss from the operations of the distribution business was $484,459.

For the twelve month period ending June 30, 2004, operating costs attributable to the corporate administration and operation were $3,337,191 which was comprised of a loss on obsolete equipment of $600,000 which was intended to support the website and software design, a total loss of $595,000 on the investment in MPI including an impairment on the investment of $355,000, $737,527 in consulting services, $415,672 in payroll expenses, $267,502 in legal fees, $186,000 in director fees and the remaining $535,490 in other general and administrative expenses.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

The total loss of $3,986,724 for the year ended June 30, 2004 was a result of corporate restructuring and its new operations commencing.

Extraordinary Items

For the twelve months ending June 30, 2005, Pop3 had also recognized losses on two extraordinary items, the sale of its subsidiary, Masterdisk Corporation, in the amount of $3,351,342 and the loss from discontinued operations of $288,146 which total $3,639,488 as compared to no extraordinary items for the twelve months ending June 30, 2004.


Net Losses

As a result of the foregoing factors, the Company incurred a net loss of $13,451,975 for the twelve months ended June 30, 2005 compared to $3,986,924 for the same period ended June 30, 2004. The increased loss is primarily due to the fact that during June 2005, the Company impaired its distribution agreement upon the recommendation of its independent registered accountant and legal counsel. The distribution agreement, which was acquired from Level X during 2003, was originally accounted for under the purchase accounting method. The Company impaired the distribution agreement to the original cost basis of Level X, which would have been the amount recorded had the Company accounted for the Level X acquisition as a reverse merger.

Additionally, the loss was due to management's decision to sell Masterdisk back to the original owners which was based upon management's determination that Masterdisk could not reach profitability for the following reasons: (1) It is management's belief that a large number of major record labels have recently begun turning to in-house mastering services as opposed to outsourcing mastering services to companies like Masterdisk in order to cut costs; and (2) there has been a significant decrease in the overall number of titles being released by the major record labels; consequently decreasing the number of projects open for bid. Additionally, certain disputes and disagreements between the parties arose which prevented all of the parties to the Acquisition and Exchange Agreement from obtaining the benefits of the Acquisition and Exchange Agreement to their complete satisfaction and all the parties agreed that it was in the best interest of all concerned that the transaction be unwound.

The increased loss is also due to a corporate administrative matter has consumed management's time and management was unable to focus on sustaining the business, which has resulted in significantly lower revenue for the period as well as management's focus of ongoing discussions with Roxxy Corporation for the sale of its distribution division, Viastar Distribution Group, Inc. and the refocus of its business operations on the final stages of negotiations to acquire the rights to a new proprietary portable data storage technology which is currently under development. As well management's discussions with SBC Operations, Inc., a subsidiary of SBC Communications, Inc., to license and exhibit upto 12 premier movie features per year.

Pop3's management under the recommendation of legal counsel and its independent registered accountant also wrote off its capitalized software after the Supreme Court Decision on the Case No. 04-480, MGM Studios, Inc., et al v Grokster, Ltd., et al on June 27, 2005.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

During the twelve months ended June 30, 2005, the Company used $607,758 from its operations and received $50,000 from the sale of 1,000,000 of its common shares, $500,000 from the proceeds of a debenture and $135,257 from loan proceeds. The use of cash from operations was primarily caused from a decrease of $491,934 in receivables and an increase of $295,777 in outstanding liabilities.

The Company financed the majority of its $607,758 loss from operations with the issuance of 20,228,186 shares for services valued at $428,775. The services provided were comprised of $120,000 in software development, $106,875 in employee bonuses, $80,000 in legal fees, and $121,900 in business consulting fees.

Interest expense of $10,250 was paid with the issuance of 400,000 restricted shares.

At June 30, 2005 the Company had ($557) of cash and working capital deficit of $728,858.

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

Capital expenditures may increase significantly during the next fiscal year ending June 30, 2006. The Company may or may not incur these expenditures through acquisition or merger activities.

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

________________________________________________________________________________

                                    PART III


Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act


Directors

The following table sets forth certain information with respect to our officers and directors as of June 30, 2004.

            Name        Age  Position
--------------------  ------ ---------------------------------------------------
John Aquilino           39   President, Chief Executive Officer, Chairman of the
                             Board and Director
--------------------  ------ ---------------------------------------------------
Sam Messina             26   Chief Financial Officer
--------------------  ------ ---------------------------------------------------
William A. Grazier      39   Chief Information Officer
--------------------  ------ ---------------------------------------------------

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


Sam Messina - Chief Financial Officer

Mr. Messina joined Pop3 in July 2004 and served as the company Controller. He was initially promoted to interim CFO and then later CFO following the departure of former CFO, Mr. Kenneth Yonika.

Prior to joining the Pop3 team Mr. Messina was an assistant CFO with Candice Company, Inc., a residential construction and property management firm, located in Riverside, Illinois. While at Candice Company, Mr. Messina oversaw all

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act - continued

aspects of the Accounting Department and assisted in the day to day operations of the privately held firm.

Mr. Messina graduated "Cum Laude" from Loyola University-Chicago in 2001 with a degree in finance.


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


Item 10. Executive Compensation

Summary Compensation

The following table sets forth compensation information for services rendered to us by our executive officers and directors in all capacities during the fiscal year ending June 30, 2005 and the past two fiscal years. Other than as set forth below, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years or period ended. The following information includes the dollar value of base salaries, draws, bonus awards, and the number of stock options or warrants granted and other compensation whether paid or deferred. Reimbursement of out-of-pocket expenses is not included.



                                            SUMMARY COMPENSATION TABLE
            Position         Year       Salary ($)     Bonus/Severance ($)       Securities Underlying           All Other
                                                                                    Options / SARs            Compensation ($)
------------------------- ----------    -----------    ---------------------    ------------------------    ---------------------
John D, Aquilino             2005        250,000               -0-                        -0-                       -0-
Chief Executive Officer      2004        225,000               -0-                        -0-                       -0-
Chairman & Director          2003        175,000               -0-                        -0-                       -0-

Sam Messina                  2005         85,000               -0-                        -0-                       -0-
Chief Financial Officer      2004          -0-                 -0-                        -0-                       -0-
                             2003          -0-                 -0-                        -0-                       -0-

William Grazier, III         2005        110,000               -0-                        -0-                       -0-
Chief Information Officer    2004          -0-                 -0-                        -0-                       -0-
                             2003          -0-                 -0-                        -0-                       -0-



(1) The Company accrues officer's salary (prior to June 30, 2005) at an annual rate of $250,000 per year. Mr. John Aquilino is in the middle of a five-year employment contract signed on February 1, 2003 which calls for an annual increase in salary every February.



Option and Warrant Grants and Exercises

The following table sets forth the options and warrants granted to the persons named in the Summary Compensation Table during the fiscal year ending June 30, 2005:

                 WARRANT AND OPTION GRANTS IN TRANSITION PERIOD
                       JUNE 30,2004 THROUGH JUNE 30, 2005

                                                  Number of Securities       % of Total
                                                       Underlying         Warrants/Options    Exercise
                                                    Warrants/Options    Granted to Employees    Price   Expiration
Name and Job Title                                      Granted          in Fiscal Year (1)    ($/sh)    Date (2)
------------------------------------------------ --------------------- ---------------------- --------- -----------
John D. Aquilino, President and Chief                      -                    - %              $ -        -
Executive Officer

Sam Messina, III, Chief Financial Officer                  -                    - %              $ -        -

William Grazier, III, Chief Information Officer            -                    - %              $ -        -

(1) There were no option grants during the period ending June 30, 2005 or subsequent to year-end. On January 7, 2004, the Company its First Amended 2003 Employees/Consultants Common Stock Compensation Plan whereby the Company is authorized issue 8,000,000 common shares par value .001 for consideration of services rendered and/or to be rendered and payments made under the 2003 Employees/Consultants Common Stock Compensation Plan.

No Executive Officer of the Company exercised any options or warrants during the fiscal year ended June 30, 2005. The following table sets forth information concerning the value of all exercisable and unexercisable options and warrants held by those persons listed in the Summary Compensation Table as of June 30, 2005.


                                           FISCAL YEAR-END OPTIONS AND WARRANTS
                                                    AS OF JUNE 30, 2005

                                                       Number of Securities Underlying           Value of Unexercised
                                                           Unexercised Warrants and           In-the-Money Warrants and
                                                                 Options (#)                       Options ($) (1)
Name and Job Title                                     Exercisable      Unexercisable      Exercisable      Unexercisable
---------------------------------------------------    -------------    ----------------   -------------    ----------------
John D. Aquilino, President and Chief
Executive Officer

Sam Messina, III, Chief Financial Officer

William Grazier, III, Chief Information Officer

(1) There were no options being held by any Named Executive Officer.


Compensation of Directors

We expect that each of our directors who are not an employee of the Company will receive annual compensation in the form of cash fees to be determined by disinterested members of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

A significant portion of our capital stock is owned by the shareholders of Level X Media Corporation as a group in the form of Common Stock and Series A preferred stock. The following table sets forth information with respect to the ownership of the $0.001 par value, common stock and Series A preferred stock as of June 30, 2005 by:

     o each person known to own beneficially more than 5% of the common stock and Series A preferred stock,

     o    each of our directors,

     o each of the executive officers named in the summary compensation table above, and

     o    all of our executive officers and directors as a group.

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

Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. The amounts set forth below do not include common stock to be issued under yet to be determined agreements. The total number of shares on a fully diluted basis is 106,384,978.

Item 11. Security Ownership of Certain Beneficial Owners and
         Management - continued
________________________________________________________________________________

                               Number of shares of
                              Common Stock beneficially
Name of beneficial owner                owned                 Percent of Class
____________________________ ______________________________  ___________________
John Aquilino                         1,000,000 (Common)                  1.40%
Richard Brooks, Esq.                  7,506,000 (Common)                 10.80%
Kenneth Yonika (2)                    7,200,815 (Common)                 10.30%
Cornell Capital                       4,187,811 (Common)                  6.00%
Peter Trimarco                        4,527,580 (Common)                  6.50%
All directors and executive
  officers as a group                24,422,206 (Common)                 35.23%
________________________________________________________________________________

________________________________________________________________________________

                                 Number of Shares of
                               Series A Preferred Stock
Name of beneficial owner          beneficially owned          Percent of Class
____________________________ ______________________________  ___________________
John Aquilino (1)                       1,854,100                   100%
All directors and executive
   officers as a group                  1,854,100                   100%
________________________________________________________________________________

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

The following transactions occurred during the year between the Company and its officers, directors or certain security holders:

         None.

Item 13. Exhibits, List, and Reports on Form 8-K.

(a) Exhibits. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

  Exhibit         Description and Method of Filing No.
_____________  _________________________________________________________________

   3.1         Amended and Restated Articles of Incorporation and By-laws (1)

  16.1         Letter  on  Change  in  Certifying  Accountant   incorporated  by
               reference on Form 8-K filed October 20, 2004

  21.1         Subsidiaries of the Company

  23.1         Consent of Armando C. Ibarra, Certified Public Accountants

  31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

  31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14under the Securities Exchange Act of 1934

  32.1         Certification  of Chief Executive  Officer  Pursuant to 18 U.S.C.
               Section 1350.

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

     (1) Incorporated by reference to the Company's Form 10-SB12G filed with the Securities and Exchange Commission on December 13, 1999


(b) Reports on Form 8-K.

The Company filed the following reports on Form 8-K:

     (1) Form 8-K filed September 14, 2004 on Item 5.02 regarding resignation of Kenneth J. Yonika as Chief Financial Officer.

     (2) Form 8-K filed October 20, 2004 on Item 4.01 regarding change in Registrant's certifying accountant.

     (3) Form 8-K filed November 16, 2004 on Item 5.02 regarding appointment of Sam Messina as Chief Financial Officer.

     (4) Form 8-K filed on January 4, 2005 on Item 1.01 regarding entry into a material definitive agreement and item 3.02 unregistered sales of equity securities.

     (5) Form 8-K filed on November 2, 2005 on Item 5.02 regarding the resignation of John D. Aquilino as Chief Executive Officer and President and the appointment of Ari Bass as Chief Executive Officer, President, and Director.

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


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of November, 2005.


                                                        Pop3 Media Corp.

                                                         /s/ Ari Bass
                                                         -----------------------
                                                         By: Ari Bass
                                                         Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature           Title                                               Dat
__________________  _______________________________________________  ___________
/s/ Ari Bass        President & Chief Executive Officer               11/16/2005
---------------       (principal executive officer)
    Ari Bass

/s/ Sam Messina     Chief Financial Officer                           11/16/2005
---------------        (principal financial and accounting officer)
    Sam Messina
________________________________________________________________________________

                          INDEX TO FINANCIAL STATEMENTS




1. Financial Statements:

Independent Auditor's Report ............................................. 34

Balance Sheet June 30, 2005 ........................................... 35-36

Statements of Operations Years ended June 30, 2004 and June 30, 2005 ......37

Statements of Cash Flows Years ended June 30, 2004 and June 30, 2005 ..... 38

Statement of Stockholders' Equity Years Ended December 31, 2002 and
  June 30, 2004 and 2005. ................................................ 39

Notes to Financial Statements............................................. 40



2. Schedules None

________________________________________________________________________________

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
         -------------------------------------------------------

To the Board of Directors
Pop3 Media, Inc.

We have audited the accompanying balance sheet of Pop3 Media, Inc. as of June 30, 2005 and 2004 and the related statement of operations, stockholders' equity, and cash flows for each of the years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pop3 Media, Inc. as of June 30, 2005 and 2004 and the results of its operations and cash flows for the years ended June 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company's recurring losses raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Shelley International CPA
-----------------------------
Mesa, AZ
November 12, 2005

                                Pop3 Media Corp.
                           CONSOLIDATED BALANCE SHEET
                     AS OF JUNE 30, 2005 AND JUNE 30, 2004

                                     ASSETS
                                     -------

                                                               June 30,        June 30,
                                                                2005            2004
                                                            ------------    ------------
CURRENT ASSETS
        Cash                                                $       --      $    116,628
        Accounts Receivable - Net                                143,861         635,795
        Prepaid Expense                                             --              --
        Other Receivables                                           --            18,108
        Inventory                                                815,657       1,032,142
                                                            ------------    ------------

        Total Current Assets                                     959,518       1,802,673
                                                            ------------    ------------

LONG TERM ASSETS

        Capitalized Software, Net                                   --           870,750
        Property and Equipment, Net                              919,816       4,892,396
        Goodwill and other intangible Assets, Net                922,890       7,936,431
        Investments                                                 --            13,736
        Business Development                                      20,000            --
        Deferred Income Tax Benefit                                 --           279,430
        Artist Advances                                          196,246         114,647
        Other Assets                                              30,750          13,420
        Notes Receivable                                          92,013          92,013
                                                            ------------    ------------
        Total Long Term Assets                                 2,181,715      14,212,823
                                                            ------------    ------------

TOTAL ASSETS                                                $  3,141,233    $ 16,015,496
                                                            ============    ============




                                Pop3 Media Corp.
                           CONSOLIDATED BALANCE SHEET
                     AS OF JUNE 30, 2005 AND JUNE 30, 2004


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                               June 30,        June 30,
                                                                2005            2004
                                                            ------------    ------------
LIABILITIES
Current Liabilities
     Bank Overdraft                                         $        557    $       --
     Accounts Payable and Accrued Expenses                  $  1,187,819    $  1,146,291
     Related Party Liabilities and Advances                         --            19,716
     Debenture Payable, net                                      418,250            --
     Notes Payable - Current Portion                             135,257            --
     Other Current Liabilities                                     4,763            --
     Credit Line - Financial Institution                            --           214,500
                                                            ------------    ------------

     Total Current Liabilities                                 1,746,646       1,380,507

Non-Current Liabilities

     Other liabilities                                              --           322,352
                                                            ------------    ------------
     Total Non-Current Liabilities                                  --           322,352
                                                            ------------    ------------
TOTAL LIABILITIES                                              1,746,646       1,702,859
                                                            ------------    ------------

STOCKHOLDERS' EQUITY

     Preferred Stock authorized
     10,000,000 shares, $0.01 par value
     Issued and outstanding June 30, 2005:
     1,854,100 shares of Class A Convertible
     and 1,854,100 at June 30, 2004                               18,541          18,541

     Common Stock, authorized 490,000,000 shares,
     $0.001 par value; Issued and outstanding June 30,
     2005; 69,302,978 shares and June 30, 2004
     52,451,642 shares                                            69,303          52,453

     Paid in Capital                                          20,409,353      19,892,278

     Retained Earnings/(Deficit)                             (19,102,610)     (5,650,635)
                                                            ------------    ------------

     Total Stockholders' Equity/(Deficit)                      1,394,587      14,312,637
                                                            ------------    ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                        $  3,141,233    $ 16,015,496
                                                            ============    ============


The accompanying notes are an integral part of these statements

                                Pop3 Media Corp.
                         CONSOLIDATED INCOME STATEMENT
          FOR THE TWELVE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

                                                                 Twelve Months Ended
                                                           ------------------------------
                                                           June 30, 2005    June 30, 2004
                                                           -------------    -------------
INCOME

      Revenues                                             $     452,066    $   3,026,978
      Other Income                                                   180             --
                                                           -------------    -------------

      Gross Income                                               452,246        3,026,978

COST OF GOODS SOLD                                               152,483        1,425,946
                                                           -------------    -------------

      Gross Profit / (Loss)                                      299,763        1,601,032
                                                           -------------    -------------

EXPENSES
      Compensation                                               694,085        1,366,825
      Professional and Consulting Fees                           366,322        1,301,927
      General and Administrative                                 649,614        1,507,026
      Depreciation                                               754,252           46,323
      Loss on sale of majority interest in subsidiary               --            595,000
      Write-Down Obsolete Inventory                              209,854             --
      Loss on sale on Sale of Obsolete Equipment                    --            600,000
      Charge off on Fixed Assets                                    --            150,000
      Write Down of Goodwill and Other Intangible Assets       6,466,860             --
      Write Down on Capitalized Software                         870,750             --
      Interest Expense                                           100,513           19,855
                                                           -------------    -------------

      Total Expense                                           10,112,250        5,586,956
                                                           -------------    -------------

(LOSS) BEFORE INCOME TAXES                                    (9,812,487)      (3,985,924)
                                                           -------------    -------------

(LOSS) FROM CONTINUING OPERATIONS                             (9,812,487)            --
                                                           -------------    -------------

EXTRAORDINARY ITEMS
      (LOSS) FROM DISCONTINUED OPERATIONS                       (288,146)            --
      (LOSS) FROM SALE OF  SUBSIDIARY                         (3,351,342)            --
                                                           -------------    -------------

TOTAL (LOSS) FROM EXTRAORDINARY ITEMS                         (3,639,488)            --
                                                           -------------    -------------

(LOSS) AFTER EXTRAORDINARY ITEMS                             (13,451,975)            --
                                                           -------------    -------------


      Provision for Income Taxes                                    --                800
                                                           -------------    -------------

NET (LOSS)                                                 $ (13,451,975)   $  (3,986,724)
                                                           =============    =============

NET (LOSS) PER COMMON SHARE

      Basic                                                $       (0.20)   $       (0.09)

      Diluted                                              $       (0.13)   $       (0.05)

Weighted average number of Shares
      Basic                                                   65,625,464       41,984,626
      Diluted                                                102,707,464       79,066,626

The accompanying notes are an integral part of these statements

                                Pop3 Media Corp.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE TWELVE MONTHS ENDING JUNE 30, 2005 and JUNE 30, 2005

                                                  Twelve Months  Twelve Months
                                                       Ended          Ended
                                                  June 30, 2005   June 30, 2004
                                                  ------------    ------------
Operating Activities

       Net (Loss)                                 $(13,451,975)   $ (3,986,724)

       Significant Non-Cash Transactions

            Original Issue Discount                    (81,750)           --
            Common Stock for Services                  483,925       2,693,339
            Business Development                       (20,000)           --
            Write off of Obsolete Inventory            216,485            --
            Assets sold in sale of subsidiary        3,491,678            --
            Write off of intangibiles                7,013,541            --
            Investment Charge Off                         --           595,000
            Write off of Capitalized Software          870,750            --
            Depreciation Expense                       754,252         796,323
       Changes in assets and liabilities
            Receivables                                491,934        (164,486)
            Other Assets                               (17,330)        (13,420)
            Increase in Artist Advances                (81,599)       (114,647)
            Decrease in Inventory                         --        (1,032,142)
            Due from related parties                   (19,716)           --
            Decrease in Other Liabilities             (317,589)           --
            Other Receivables                           18,108            --
            Decrease/(Increase) in Accounts
                  Payable                               41,528       1,140,476
                                                  ------------    ------------

Net Cash (Used) by Operating Activities               (607,758)        (86,281)
                                                  ------------    ------------

Investing Activities

            Investment                                    --           (13,736)
            Purchase of Equipment                       19,816         (23,330)
                                                  ------------    ------------

Net Cash (Used) by Investing Activities                 19,816         (37,066)
                                                  ------------    ------------

Financing Activities
       Proceeds from Debentures                        500,000            --
       Payments on line of credit and debt            (214,500)           --
       Proceeds from loans                             135,257        (501,533)
       Encumberances                                      --           340,000
       Proceeds from sale of Common Stock               50,000         401,508
                                                  ------------    ------------

Cash Provided by Financing Activities                  470,757         239,975
                                                  ------------    ------------

Net Increase/(Decrease) in Cash                       (117,185)        116,628


Cash, Beginning of Period                              116,628            --
                                                  ------------    ------------

Cash, End of Period                               $       (557)   $    116,628
                                                  ============    ============

Significant Non-Cash Transactions
    See Note pertaining to Stockholders' Equity

Supplemental Information:
       Period Interest                            $    122,385    $      2,151
       Income Taxes Paid                                 3,510            --


The accompanying notes are an integral part of these statements

                                Pop3 Media Corp.
       CONSOLIDATED STATEMENT OF RETAINED EARNINGS THROUGH JUNE 30, 2005

                                         Preferred Stock           Common Stock                                         Total
                                   ------------------------  -------------------------     Paid in    Accumulated     Shareholders'
                                       Shares      Amount      Shares        Amount        Capital       (Loss)     Equity/(Deficit)
                                   ------------  ----------  ------------  ------------  ------------  ------------  --------------
Balance June 30, 2003                      --          --      10,646,846        10,647     2,207,778  (1,663,911)    $     554,514

Common shares issued for merger                                15,164,671        15,165     3,794,753                     3,809,918
Preferred convertible shares
      issued for merger               1,904,100      19,041                                 6,821,041                     6,840,082
Preferred shares converted              (50,000)       (500)    1,000,000         1,000                                        (500)
Remove Encumberance on Shares
Common shares issued for acqusition                            10,000,000        10,000     3,990,000                     4,000,000
Common shares issued for cash                                   1,601,250         1,601       234,649                       236,250
Common shares issued for debt                                     112,500           113       112,387                       112,500
Common shares issued for service                               13,398,795        13,399     2,679,940                     2,693,339
Common shares issued for exercise
     of options through subscriptions
     receivable                                                   527,580           528        52,230                        52,758

Net (Loss) for year ended
     June 30, 2004                                                                                       (3,986,724)     (3,986,724)
                                   ------------  ----------  ------------  ------------  ------------  ------------  --------------

Balance June 30, 2004                 1,854,100      18,541    52,451,642        52,452    19,892,278    (5,650,635)     14,312,636

Common shares issued for service                               11,173,026        11,173       312,702                       323,875
Common shares issued for payment
     of debt and interest                                       2,900,000         2,900        57,350                        60,250
Common shares issued for cash                                   1,000,000         1,000        49,000                        50,000
Common shares issued to obtain
     financing                                                  4,986,940         4,987       172,013                       177,199
Offering Costs
Treasury Shares reacquired from
  Subsidiary
Subscriptions Receivable                                        6,791,370         6,791        93,209                       100,000
Adjustments from subsidiary sale                              -10,000,000       (10,000)     (167,199)                     (177,199)

Net (Loss) for period ended
    March 31, 2005                                                                                      (13,451,975)    (13,451,975)
                                   ------------  ----------  ------------  ------------  ------------  ------------  --------------

Balance June 30, 2005                 1,854,100  $   18,541    69,302,978  $     69,303  $ 20,409,353  $(19,102,610)   $  1,394,587
                                   ============  ==========  ============  ============  ============  ============  ==============

                            Pop3 Media Corp.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004


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

On March 31, 2005, the company entered into an agreement to sell its subsidiary, Masterdisk Corporation back to its original owners in exchange for the return of the 10,000,000 shares of common stock with a par value of .001. Management's decision to sell Masterdisk back to the original owners was based upon management's determination that Masterdisk could not reach profitability for the following reasons: (1) It is management's belief that a large number of major record labels have recently begun turning to in-house mastering services as opposed to outsourcing mastering services to companies like Masterdisk in order to cut costs; and (2) there has been a significant decrease in the overall number of titles being released by the major record labels; consequently decreasing the number of projects open for bid. Additionally, certain disputes and disagreements between the parties arose which prevented all of the parties to the Acquisition and Exchange Agreement from obtaining the benefits of the Acquisition and Exchange Agreement to their complete satisfaction and all the parties agreed that it was in the best interest of all concerned that the transaction be unwound.


Basis of presentation
---------------------

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position at June 30, 2005 and 2004, and the consolidated results of operations and cash flows for the year ended June 30, 2005 and June 30, 2004. Company changed its fiscal year end to June 30 on August 6, 2003 and completed a short period audit for the six months ended June 30, 2003 on October 17, 2003.


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


Revenue recognition
-------------------

Revenue for music is generated when the product is scanned at the point of sale ("POS"). The period of time from initial order to shipment of the product typicallyranges from thirty to forty five days. Revenue for replication and authoring is generated when the mastering process is completed and the process is generally completed within 8-24 hours of commencement and is billed upon the completion of the work. Replication and authoring revenues are recognized on a project-by-project basis. Revenue generated from product sales was $452,246.

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

On June 30, 2005 the Company has potentially dilutive securities outstanding in the form of 1,854,100 shares of preferred stock that can each be exchanged for 20 shares of common stock. These shares are not considered in the presentation of loss per share as their inclusion would be antidultive.


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

Accounts Receivable
-------------------

The Summary of Accounts Receivable is as follows:

                  Trades Receivable                           $150,541
                  Less: Allowance for Doubtful Accounts        ($6,680)
                  ----------------------------------------------------
                  Net Accounts Receivable                     $143,861

Note 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has accumulated a $19,102,610 loss since inception of which a significant portion of this loss is due the decision of Pop3's management to write off the majority of the valuation of its Distribution Agreement after consulting independent registered accountant and legal counsel as well as the loss incurred for the sale of it subsidiary Masterdisk. The total write off for the Distribution Agreement is $6,466,860 and the total write off for the Sale of Subsidiary is $3,351,342. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its success in developing additional capital.

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

Intangible assets at June 30, 2005:
                                                  June 30, 2005  June 30, 2004
                                                --------------- --------------
      Trade Name Purchased (MasterDisk)                   $   0    $   546,681
      Distribution Agreement                            920,890      7,389,750
                                                --------------- --------------
      Total Goodwill and Other Intangible Assets       $920,890     $7,936,431
                                                =============== ==============


Note 4. INVENTORY

Company inventory at June 30, 2005 is $815,567 and $1,032,142 at June 30, 2004. The change in inventory includes cost of goods sold plus a $209,854 write-down for obsolete inventory. Inventory costs include any material, labor and manufacturing overhead incurred by the Company in the production of inventory. Inventory is primarily music compact discs and videos purchased from outside manufacturers then shipped to the retailer for sale. Inventories are stated at the lower of cost (first-in, first-out) or market. The Company may from time to time take into inventory consigned product for sale.

Note 5. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes internally developed software costs that will be amortized using the straight-line method over the estimated useful life of the software, not to exceed five years. Capitalized costs include external direct costs of materials and services consumed in developing internal use software and payroll related costs for employees who are directly associated with the internal software development project. Capitalization of such costs will cease no later than the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs at June 30, 2005 is $0 and June 30, 2004 is $870,750.

Pop3's management under the recommendation of legal counsel and its independent registered accountant wrote off its capitalized software after the Supreme Court Decision on the Case No. 04-480, MGM Studios, Inc., et al v Grokster, Ltd., et al on June 27, 2005.


Note 6. PROPERTY AND EQUIPMENT

On March 31, 2005, the company entered into an agreement to sell its subsidiary, Masterdisk Corporation back to its original owners in exchange for the return of the 10,000,000 shares of common stock with a par value of .001. Management's decision to sell Masterdisk back to the original owners was based upon management's determination that Masterdisk could not reach profitability for the following reasons: (1) It is management's belief that a large number of major record labels have recently begun turning to in-house mastering services as opposed to outsourcing mastering services to companies like Masterdisk in order to cut costs; and (2) there has been a significant decrease in the overall number of titles being released by the major record labels; consequently decreasing the number of projects open for bid. Additionally, certain disputes and disagreements between the parties arose which prevented all of the parties to the Acquisition and Exchange Agreement from obtaining the benefits of the Acquisition and Exchange Agreement to their complete satisfaction and all the parties agreed that it was in the best interest of all concerned that the transaction be unwound.

The decrease in equipment is due the return of the assets associated with sale of Masterdisk.

Property and equipment at June 30, 2005 and June 30, 2004 are summarized as follows:

                                     June 30, 2005  June 30, 2004
                                      ------------    -----------
   Furniture and Fixtures              $   110,667    $   932,348
   Studio Facilities                     1,520,376      4,695,377
   Accumulated Depreciation               (711,227)      (735,691)
                                      ------------    -----------
   Property and Equipment, Net            $919,816     $4,892,396
                                      ============    ===========



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


     The Company issued 4,486,940 common shares, valued at $150,000 to obtain this equity financing.

The Summary of Debentures Payable is as follows:

        Trades Receivable                          $500,000
        Less: Unamortized Issues Discount          ($81,750)
        ----------------------------------------------------
        Net Debenture Payable                      $418,250

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

On March 31, 2005, the company entered into an agreement to sell its subsidiary, Masterdisk Corporation back to its original owners in exchange for the return of the 10,000,000 shares of common stock with a par value of .001. Management's decision to sell Masterdisk back to the original owners was based upon management's determination that Masterdisk could not reach profitability for the following reasons: (1) It is management's belief that a large number of major record labels have recently begun turning to in-house mastering services as opposed to outsourcing mastering services to companies like Masterdisk in order to cut costs; and (2) there has been a significant decrease in the overall number of titles being released by the major record labels; consequently decreasing the number of projects open for bid. Additionally, certain disputes and disagreements between the parties arose which prevented all of the parties to the Acquisition and Exchange Agreement from obtaining the benefits of the Acquisition and Exchange Agreement to their complete satisfaction and all the parties agreed that it was in the best interest of all concerned that the transaction be unwound.

As of June 30, 2005 the company has issued and outstanding 69,302,978 Common Shares and 1,854,100 Series A convertible preferred shares.

Afterward, the Company issued 57,371,850 common shares for the services valued at $389,927.

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


Sale of Subsidiary
-------------------

On March 31, 2005, the company entered into an agreement to sell its subsidiary, Masterdisk Corporation back to its original owners in exchange for the return of the 10,000,000 shares of common stock with a par value of .001. Management's decision to sell Masterdisk back to the original owners was based upon management's determination that Masterdisk could not reach profitability for the following reasons: (1) It is management's belief that a large number of major record labels have recently begun turning to in-house mastering services as opposed to outsourcing mastering services to companies like Masterdisk in order to cut costs; and (2) there has been a significant decrease in the overall number of titles being released by the major record labels; consequently decreasing the number of projects open for bid. Additionally, certain disputes and disagreements between the parties arose which prevented all of the parties to the Acquisition and Exchange Agreement from obtaining the benefits of the

Acquisition and Exchange Agreement to their complete satisfaction and all the parties agreed that it was in the best interest of all concerned that the transaction be unwound.


Stock Incentive Plan
--------------------

The Company adopted a Stock Incentive Plan which was revised in its January 2004, S-8 Registration Statement. Under the plan, the Company can issue stock to consultants, employees, directors and company officers in exchange for services.


Note 9. INCOME TAXES:

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $1,242,389, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $19,102,610. The total valuation allowance is a comparable $1,242,389. Details for the last two years follow

                                     6/30/05            6/30/04
                               --------------  ----------------
    Deferred Tax Asset          $  4,202,574   $      1,242,389
    Current Taxes Payable               0.00               0.00
    Income Tax Expense          $       0.00   $           0.00
                                ============   ================
    Valuation Allowance           (4,202,574)        (1,242,389)


Below is a chart showing the estimated  corporate  federal net operating  losses
(NOL) and the years in which they expire.

Year                            Amount                Expiration
----                            --------              ----------
1999                         $   207,036                 2019
2000                             432,268                 2020
2001                             298,721                 2021
2002                             532,354                 2022
2003                             190,122                 2023
2004                           3,986,724                 2024
2005                          13,451,975                 2025
                             -----------
Total NOL                    $19,102,610
                             ===========

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


Note 10. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS - continued

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

Note 11. SUBSEQUENT EVENTS

On July 7, 2005, the Company issued 1,635,700 restricted common shares valued at $24,535 for consulting services. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.

On July 13, 2005, the Company issued 2,495,000 restricted common shares valued at $37,412 for consulting services. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.

On July 19, 2005, the Company issued 6,552,000 restricted common shares valued at 78,622 for consulting services. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.

On July 19, 2005, the company issued 7,430,000 restricted common shares valued at $124,097 for consulting services. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.

On September 22, 2005, the Company issued 24,896,760 restricted common shares for consulting services valued at $253,947. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.

On September 27, 2005, Pop3 Media Corp. ("Pop3) filed a complaint for breach of contract against Peter Cetera ("Cetera"), one of its distributed artists, on the master licensing agreement signed on September 24, 2004. The case was filed with the Maricopa County Superior Court in Arizona, case caption, Pop3 Media Corp. v. Peter Cetera, Case No. CV2005-015197. Management felt it was necessary to file this lawsuit in order to preserve shareholder value after it was unable to reach a reasonable solution during arbitration held by the American Arbitration Association in June 2005.

On September 28, 2005, the Company issued 500,000 restricted common shares to an employee as a bonus. Also on the same date, the Company issued 500,000 restricted common shares to another employee as a bonus as well. Also, on the same date the company issued 2,000,000 restricted common shares for legal services. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.

On September 28, 2005, the Company issued 11,362,390 restricted common shares for consulting services valued at $102,261. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.

On October 31, 2005 the former Chief Executive Officer (CEO), John D. Aquilino, and President of the Company resigned. Ari Bass was hired as the new CEO and President of Pop3 Media Corp.

As of the filing of this report, management is in ongoing discussions with Roxxy Corporation for sale of its distribution division.

Additionally, management is in the process of negotiations to acquire the rights to a new proprietary portable data storage technology which is currently under development as well management's discussions with SBC Operations, Inc., a subsidiary of SBC Communications, Inc., to license and exhibit upto 12 premier movie features per year.