Form 10QSB
period 2005-09-30
POP3 MEDIA CORP
filed 2005-11-21
CIK 1098226

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTER ENDED SEPTEMBER 30, 2005


                        COMMISSION FILE NUMBER 000-28485

                                POP3 MEDIA CORP.
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


                                 (480) 393-0423
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                     (Former Name - ViaStar Media Corporation)
--------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year if
                           Changed Since Last Report)


Check  whether the  Registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No[ ]


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 30, 2005: common stock, $0.001 par value - 126,674,820

Transitional Small Business Disclosure Format Yes |X| No | |

                                TABLE OF CONTENTS





                         PART I - FINANCIAL INFORMATION


   Item                                                                 Page
   ----                                                                 ----


1. Financial Statements

     Condensed Consolidated Balance Sheets ...............................3

     Condensed Consolidated Statements of Operations .................... 4

     Condensed Consolidated Statements of Cash Flows .................... 5

     Notes to Condensed Consolidated Financial Statements ................7

2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations ........................................20

3. Controls and Procedures ..............................................29

4. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .........................................29

                           PART II - OTHER INFORMATION

1. Legal Proceedings ....................................................30

2. Changes in Securities ................................................30

3. Defaults Upon Senior Securities ......................................31

4. Submission of Matters to a Vote of Security Holders ................. 31

5. Other Information ................................................... 31

6. Exhibits ............................................................ 31

SIGNATURES ............................................................. 32

                                     PART I


Item 1. Financial Statements


                                POP3 MEDIA CORP.
                          CONSOLIDATION BALANCE SHEETS
                                   (Unaudited)
                      September 30, 2005 and June 30, 2005

                                     ASSETS

                                                September 30,     June 30,
                                                   2005             2005
                                               --------------- ---------------

CURRENT ASSETS

  Cash                                            $         -     $         -
  Accounts Receivable - Net                            143,214         143,861
  Inventory                                            815,657         815,657
                                               --------------- ---------------

  Total Current Assets                                 958,871         959,518
                                               --------------- ---------------

LONG TERM ASSETS

  Property and Equipment, Net                          825,000         919,816
  Goodwill and other intangible Assets, Net            922,890         922,890

  Business Development                                      -          20,000
  Artist Advances                                      196,246         196,246
  Other Assets                                          18,250          30,750
  Notes Receivable                                      92,013          92,013

                                               --------------- ---------------
  Total Long Term Assets                             2,054,399       2,181,715
                                               --------------- ---------------

TOTAL ASSETS                                      $  3,013,270    $  3,141,233
                                               =============== ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                POP3 MEDIA CORP.
                          CONSOLIDATION BALANCE SHEETS
                                   (Unaudited)
                      September 30, 2005 and June 30, 2005
                                   CONTINUED


                                                September 30,       June 30,
                                                   2005              2005
                                               --------------- ---------------

LIABILITIES
Current Liabilities

  Bank Overdraft                                  $        415    $        557
  Accounts Payable and Accrued Expenses           $  1,274,320    $  1,187,819
  Debenture Payable, net                               462,500         418,250
  Notes Payable - Current Portion                      174,322         135,257

  Other Current Liabilities                              4,763           4,763
                                               --------------- ---------------


  Total Current Liabilities                          1,916,320       1,746,646

TOTAL LIABILITIES                                    1,916,320       1,746,646
                                               --------------- ---------------

STOCKHOLDERS' EQUITY

  Preferred Stock authorized
  10,000,000 shares, $0.01 par value.
  Issued and outstanding September 30, 2005:
  1,854,100 shares of Class A Convertible
  and 1,854,100 at June 30, 2005.                       18,541          18,541

  Common Stock, authorized 490,000,000 shares,
  $0.001 par value; Issued and outstanding
  September 30, 2005; 126,674,820 shares and
  June 30, 2005 69,302,978 shares.                     126,675          69,303

  Paid in Capital                                   21,000,857      20,409,353

  Retained Earnings/(Deficit)                      (20,049,123)    (19,102,610)
                                               --------------- ---------------

  Total Stockholders' Equity/(Deficit)               1,096,950       1,394,587
                                               --------------- ----------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                              $  3,013,270    $  3,141,233
                                               =============== ===============


The accompanying notes are an integral part of these statements

                                POP3 MEDIA CORP.
                     CONSOLIDATION STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended
                                               -------------------------------
                                               September 30,   September 30,
                                                   2005            2004
                                               --------------- ---------------

INCOME
      Revenues                                    $          -    $    556,230
      Other Income                                          77          16,293
                                               --------------- ---------------
      Gross Income                                          77         572,523
COST OF GOODS SOLD                                           -         343,584
                                               --------------- ---------------
      Gross Profit / (Loss)                                 77         228,939
                                               --------------- ---------------
EXPENSES
      Compensation                                      71,500         295,132
      Professional and Consulting Fees                 654,594          42,664
      General and Administrative                        34,775         236,161
      Depreciation/Amortization                        172,126          55,571
      Write-Down Obsolete Inventory                          -         170,974
      Interest Expense                                  13,595          10,620
                                               --------------- ---------------
      Total Expense                                    946,590         811,122
                                               --------------- ---------------

(LOSS) BEFORE INCOME TAXES                            (946,513)       (582,183)
                                               --------------- ---------------
(LOSS) FROM CONTINUING OPERATIONS (946,513)
                                               --------------- ---------------
      Provision for Income Taxes                              -              -
                                               --------------- ---------------
NET (LOSS)                                        $   (946,513)   $   (582,183)
                                               =============== ===============
NET (LOSS) PER COMMON SHARE
      Basic                                       $      (0.01)   $      (0.01)
      Diluted                                     $      (0.01)   $      (0.01)

Weighted average number of Shares
      Basic                                         86,528,239      57,668,953
      Diluted                                      123,610,239      94,750,953


The accompanying notes are an integral part of these statements

                                POP3 MEDIA CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                 Three Months     Three Months
                                                    Ended             Ended
                                               September 30,     September 30,
                                                     2005            2004
Operating Activities                           --------------- ---------------

       Net (Loss)                                 $   (946,513)       (582,183)
       Significant Non-Cash Transactions
            Original Issue Discount                     44,250
            Common Stock for Interest                                    4,500
            Common Stock for Services                  648,876         310,900
            Business Development                        20,000        (120,000)
            Depreciation Expense                        94,816          55,571
       Changes in assets and liabilities
            Receivables                                    647         (98,907)
            Other Assets                                12,500         (13,710)
            Increase in Artist Advances                                (33,293)
            Decrease in Inventory                                      180,264
            Due from related parties                                   (20,432)
            Decrease in Prepaid Expense                                (16,091)
            Decrease in Other Liabilities                             (212,580)
            Decrease/(Increase) in Accounts

                  Payable                               86,501         155,508
                                               --------------- ---------------


Net Cash (Used) by Operating Activities                (38,923)       (390,453)
                                               --------------- ---------------
Investing Activities
            Investment
            Purchase of Equipment
                                               --------------- ---------------
Net Cash (Used) by Investing Activities                      -               -
                                               --------------- ---------------
Financing Activities
       Proceeds from loans                              39,065         266,828
       Proceeds from sale of Common Stock                               50,000
                                               --------------- ---------------
Cash Provided by Financing Activities                   39,065         316,828
                                               --------------- ---------------
Net Increase/(Decrease) in Cash                            142         (73,625)

Cash, Beginning of Period                                 (557)        116,628
                                               --------------- ---------------
Cash, End of Period                               $       (415)   $     43,003
                                               =============== ===============
Significant Non-Cash Transactions
       See Note pertaining to Stockholders' Equity

Supplemental Information:

       Period Interest                            $     13,595    $     10,620
       Income Taxes Paid


The accompanying notes are an integral part of these statements

                        POP3 MEDIA CORP. AND SUBSIDIARIES
                                Pop3 Media Corp.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 2005 and June 30, 2005


Note 1. OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES


Note 1.        OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES


Nature of Business

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

Note 1.        Overview of Operations and Accounting Policies - continued


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



Basis of presentation
---------------------

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position at September 30, 2005 and June 30, 2005, and the consolidated results of operations and cash flows for the three months ended September 30, 2005 and September 30, 2004. Company changed its fiscal year end to June 30 on August 6, 2003 and completed a short period audit for the six months ended June 30, 2003 on October 17, 2003.


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

Note 1.        Overview of Operations and Accounting Policies - continued

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


Intangible assets and goodwill
------------------------------

In January 2002, the Company adopted Statement of Financial Standards No. 142 ("142"), which requires the discontinuance of amortization of goodwill and certain intangible assets with indefinite useful lives. 142 requires that goodwill and intangible assets deemed to have an indefinite life be reviewed for impairment upon the adoption of 142 and annually thereafter. The Company performed its initial impairment review upon adoption and will perform an annual impairment review. Other intangibles with finite lives are amortized over their estimated useful lives.


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

Note 1.        Overview of Operations and Accounting Policies - continued

Loss Per Share
--------------

The basic (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year.

On September 30, 2005 the Company has potentially dilutive securities outstanding in the form of 1,854,100 shares of preferred stock that can each be exchanged for 20 shares of common stock. These shares are not considered in the presentation of loss per share as their inclusion would be antidultive.


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


Stock Based Compensation
------------------------

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123R, Accounting for Stock-Based Compensation.

Note 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has accumulated a $20,049,123 loss since inception. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its success in developing additional capital.

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

Intangible assets at September 30, 2005:

                                           September 30, 2005    June 30, 2005
Distribution Agreement                                920,890          920,890
                                                     --------          -------
Total Goodwill and Other Intangible Assets           $920,890         $920,890
                                           ==================  ===============

Note 4.           INVENTORY

Company inventory at September 30, 2005 and June 30, 2005 is $815,567. Inventory costs include any material, labor and manufacturing overhead incurred by the Company in the production of inventory. Inventory is primarily music compact discs and videos purchased from outside manufacturers then shipped to the retailer for sale. Inventories are stated at the lower of cost (first-in, first-out) or market. The Company may from time to time take into inventory consigned product for sale.


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

Property and equipment at September 30, 2005 and June 30, 2005 are summarized as follows:

                                           September 30, 2005    June 30, 2005
             Furniture and Fixtures               $   110,667      $   110,667
             Studio Facilities                      1,520,376        1,520,376
             Accumulated Depreciation                (806,043)        (711,227)
                                           ------------------  ---------------
             Property and Equipment, Net             $825,000         $919,816
                                           ------------------  ---------------



Note 6.           DEBENTURES AND NOTES PAYABLE

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

Note 6.           Debentures and Notes Payable - Continued


The Company issued 4,486,940 common shares, valued at $150,000 to obtain this equity financing.

The Summary of Debentures Payable at September 30, 2005 and June 30, 2005 is as follows:
                                           September 30, 2005    June 30, 2005
                                           ------------------  ---------------
     Debentures Payable                              $500,000         $500,000
     Less: Unamortized Issues Discount               ($37,500)        ($81,750)
     -------------------------------------------------------------------------
     Net Debenture Payable                           $462,500         $418,250


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

As of September 30, 2005 the company has issued and outstanding 126,674,820 Common Shares and 1,854,100 Series A convertible preferred shares.


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

Details for the last two years follow
                                                 6/30/05        6/30/04
                                           ------------------ ----------------
                   Deferred Tax Asset       $       4,202,574   $    1,242,389
                   Valuation Allowance             (4,202,574)      (1,242,389)
                   Current Taxes Payable                 0.00             0.00
                                           ------------------ ----------------

                  Income Tax Expense        $            0.00   $         0.00
                                           ================== ================

Below is a chart showing the estimated corporate federal net operating losses
(NOL) and the years in which they expire.
                 Year                             Amount          Expiration
                 ----                      ------------------ ----------------
                1999                        $         207,036             2019
                2000                                  432,268             2020
                2001                                  298,721             2021
                2002                                  532,354             2022
                2003                                  190,122             2023
                2004                                3,986,724             2024
                2005                                3,451,975             2025
                                                  -----------
Total NOL                                         $19,102,610
                                           ==================



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

Note 10. The Effect of Recently Issued Accounting Standards

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

As of the filing of this report, management is in ongoing discussions with Roxxy Corporation for sale of its distribution division. Management has insisted in negotiations that it reserves the right to distribute its own content through Roxxy even after the sale at greatly discounted rates as compared to other third party companies Roxxy may or may not choose to distribute through VDG after completion of the sale. Management reserved this right because although it firmly believes Compact Disc music distribution is in its end stages, the need to distribute music on Compact Disc will continue for at least five years. Management believes that the $1,000,000 or more needed to successfully and fully implement VDG as a going concern would be better spent elsewhere. Management believes that the management of Roxxy concurs in this opinion; but since they have no plans to be more than a music company, that their contacts throughout the industry, and their ability to raise capital coupled with their belief in their ability to raise the necessary capital will provide them with definite benefits from owning their own means of distribution.

Management's decision to sell VDG was based primarily on its belief that with the advent of digital music delivery, and especially Apple Computer, Inc's iTunes(R) and iPod(R), that the business of distributing music on compact disc is in its final stages and that the industry will only continue to worsen as Apple Computer continues to expand its available catalog. Management believes that the average consumer can readily determine that purchasing one or perhaps two songs per recorded album that are desirable, for a purchase price of $0.99 each, is far more attractive than paying $18.99 for ten songs, eight to nine of which will not be heard very often. Management believes that the inherent quality of the value proposition being presented by Apple should be readily apparent to anyone and that as Apple maintains and expands its grip on the portable music player market; the value proposition will only get better. Management firmly believes that the future of the music industry lies with Apple instead of in opposition to it.

However, management believes that none of the eventualities caused by Apple's entry into the music industry or video distribution, books on tape or any other content distribution through its almost ubiquitous iPod(R); has in any way diminished the value of producing content, or for that matter distributing newer more advanced content on new media formats, yet to be fully developed or deployed. To the contrary, management believes that these eventualities have only increased the available market for content; that those companies which can produce content of reasonable quality, quickly, inexpensively and consistently, will be able to grow at a rapid pace.

Moreover, management feels that shareholders would be best served by steering any new investment towards the development of such content, whether film, television, print or recorded music. Management also feels that due to the very nature of content creation and financing, overhead can and should be kept to an absolute minimum. This strategy requires the sale of nonproductive, capital intensive operations like VDG and the settlement of all debts and controversies.

Management believes it can produce multiple new film, television, print and music properties with a staff no larger than five or six persons, with all actual content being produced on a contract basis, with no fixed overhead devoted to any single project and very little in the way of office space requirements and no warehousing or distribution facilities. Furthermore, management intends to seek venture partners for each project it intends to complete, with the joint venture partners providing the entirety of the budgets necessary to complete production and paying Pop3 Media Corp. a fee for overseeing production and pre-sales of the projects before commencement of production.

It is the intention of management to charge its internal overhead as a portion of each budget of each production and as such, it is the belief of management that within a reasonable time period, all of the direct costs associated with general and administrative overhead will be paid by our venture partners in exchange for their participation in revenues from those productions, if in fact, any revenues are eventually recognized by the partners and Pop3 Media Corp.

It is primarily because of these beliefs that Mr. Bass was hired as our new Chief Executive Officer and why he has chosen to pursue agreements with SBC and others in order to obtain a ready market for the content we intend to produce.

Beyond the production of new content for film, television, print and music, the company continues to actively seek an agreement to acquire the rights to a new media storage technology currently under development by a third party. As of this date no agreement exists but a general non-binding memorandum of understanding has been executed and the company will continue to diligently pursue this opportunity. The technology in question, while proprietary in nature, is designed to compete with new optical storage technologies currently under development by several large Japanese firms including Sony and Toshiba. Management feels that the technology it is seeking is far superior to any of the other proposed standards as they relate to data storage capacity, data transfer speeds, copyright protection, reliability overall end user satisfaction

Additionally, management is in the process of negotiations to acquire the rights to a new proprietary portable data storage technology which is currently under development as well management's discussions with SBC Operations, Inc., a subsidiary of SBC Communications, Inc., to license and exhibit up to 12 premier movie features per year.

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

As of the filing of this report, management is in ongoing discussions with Roxxy Corporation for sale of its distribution division. Management has insisted in negotiations that it reserves the right to distribute its own content through Roxxy even after the sale at greatly discounted rates as compared to other third party companies Roxxy may or may not choose to distribute through VDG after completion of the sale. Management reserved this right because although it firmly believes Compact Disc music distribution is in its end stages, the need to distribute music on Compact Disc will continue for at least five years. Management believes that the $1,000,000 or more needed to successfully and fully implement VDG as a going concern would be better spent elsewhere. Management believes that the management of Roxxy concurs in this opinion; but since they have no plans to be more than a music company, that their contacts throughout the industry, and their ability to raise capital coupled with their belief in their ability to raise the necessary capital will provide them with definite benefits from owning their own means of distribution.

Management's decision to sell VDG was based primarily on its belief that with the advent of digital music delivery, and especially Apple Computer, Inc's iTunes(R) and iPod(R), that the business of distributing music on compact disc is in its final stages and that the industry will only continue to worsen as Apple Computer continues to expand its available catalog. Management believes that the average consumer can readily determine that purchasing one or perhaps two songs per recorded album that are desirable, for a purchase price of $0.99 each, is far more attractive than paying $18.99 for ten songs, eight to nine of which will not be heard very often. Management believes that the inherent quality of the value proposition being presented by Apple should be readily apparent to anyone and that as Apple maintains and expands its grip on the portable music player market; the value proposition will only get better. Management firmly believes that the future of the music industry lies with Apple instead of in opposition to it.

However, management believes that none of the eventualities caused by Apple's entry into the music industry or video distribution, books on tape or any other content distribution through its almost ubiquitous iPod(R); has in any way diminished the value of producing content, or for that matter distributing newer more advanced content on new media formats, yet to be fully developed or deployed. To the contrary, management believes that these eventualities have only increased the available market for content; that those companies which can produce content of reasonable quality, quickly, inexpensively and consistently, will be able to grow at a rapid pace.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Moreover, management feels that shareholders would be best served by steering any new investment towards the development of such content, whether film, television, print or recorded music. Management also feels that due to the very nature of content creation and financing, overhead can and should be kept to an absolute minimum. This strategy requires the sale of nonproductive, capital intensive operations like VDG and the settlement of all debts and controversies.

Management believes it can produce multiple new film, television, print and music properties with a staff no larger than five or six persons, with all actual content being produced on a contract basis, with no fixed overhead devoted to any single project and very little in the way of office space requirements and no warehousing or distribution facilities. Furthermore, management intends to seek venture partners for each project it intends to complete, with the joint venture partners providing the entirety of the budgets necessary to complete production and paying Pop3 Media Corp. a fee for overseeing production and pre-sales of the projects before commencement of production.

It is the intention of management to charge its internal overhead as a portion of each budget of each production and as such, it is the belief of management that within a reasonable time period, all of the direct costs associated with general and administrative overhead will be paid by our venture partners in exchange for their participation in revenues from those productions, if in fact, any revenues are eventually recognized by the partners and Pop3 Media Corp.

It is primarily because of these beliefs that Mr. Bass was hired as our new Chief Executive Officer and why he has chosen to pursue agreements with SBC and others in order to obtain a ready market for the content we intend to produce.

Beyond the production of new content for film, television, print and music, the company continues to actively seek an agreement to acquire the rights to a new media storage technology currently under development by a third party. As of this date no agreement exists but a general non-binding memorandum of understanding has been executed and the company will continue to diligently pursue this opportunity. The technology in question, while proprietary in nature, is designed to compete with new optical storage technologies currently under development by several large Japanese firms including Sony and Toshiba. Management feels that the technology it is seeking is far superior to any of the other proposed standards as they relate to data storage capacity, data transfer speeds, copyright protection, reliability overall end user satisfaction

Additionally, management is in the process of negotiations to acquire the rights to a new proprietary portable data storage technology which is currently under development as well management's discussions with SBC Operations, Inc., a subsidiary of SBC Communications, Inc., to license and exhibit up to 12 premier movie features per year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

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


Results of Operations For the Three Months Ended September 30, 2005, Compared to the Three Months ended September 30, 2004


Revenues

During the three months ended September 30, 2005, the Company generated $77 in revenues which was a decrease of $572,446 when compared to our revenues of $572,523 for the three months ended September 30, 2004. The significant decrease in revenue was primarily due to following: (1) management's focus of ongoing discussions with Roxxy Corporation for the sale of its distribution division, Viastar Distribution Group, Inc.; (2) management's effort to refocus its business operations on the final stages of negotiations to acquire the rights to a new proprietary portable data storage technology which is currently under development; and (3) management's discussions with SBC Operations, Inc., a subsidiary of SBC Communications, Inc., to license and exhibit upto 12 premier movie features per year.

Revenue from mastering was $0 during the three month period ending September 30, 2005 compared to $542,959 for the three month period ending September 30, 2004. The decrease in revenue is primarily due to management's decision to sell back one of its subsidiaries, Masterdisk Corporation, to its original owners in exchange for the 10,000,000 shares of common stock with a par value of .001. Management's decision to sell Masterdisk back to the original owners was based upon management's determination that Masterdisk could not reach profitability for the following reasons: (1) It is management's belief that a large number of major record labels have recently begun turning to in-house mastering services as opposed to outsourcing mastering services to companies like Masterdisk in order to cut costs; and (2) there has been a significant decrease in the overall number of titles being released by the major record labels; consequently decreasing the number of projects open for bid. Additionally, certain disputes and disagreements between the parties arose which prevented all of the parties to the Acquisition and Exchange Agreement from obtaining the benefits of the Acquisition and Exchange Agreement to their complete satisfaction and all the parties agreed that it was in the best interest of all concerned that the transaction be unwound.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenue from the distribution of music CD's was $0 from the distribution of music CD's compared to $13,271 for the three month period ending September 30, 2004. The decrease was primarily due to the following: (1) management's focus of ongoing discussions with Roxxy Corporation for the sale of its distribution division, Viastar Distribution Group, Inc.; (2) management's effort to refocus its business operations on the final stages of negotiations to acquire the rights to a new proprietary portable data storage technology which is currently under development; and (3) management's discussions with SBC Operations, Inc., a subsidiary of SBC Communications, Inc., to license and exhibit upto 12 premier movie features per year.

For the three month period ending, the remaining $77 of the revenue was from other income as compared $16,293 revenue from other income for the three month period ending September 30, 2004.

Cost of Sales

For the three months ending September 30, 2005, the Company recognized $0 as compared $343,584 in cost of sales for the period ending September 30, 2004. The decrease was primarily due to lower sales volume for the three month period ending September 30, 2005.

Gross Profit

During the three months ended September 30, 2005, the Company recognized a gross profit of $77 compared to $228,939 for the three month period ending September 30, 2004. During the three month period ending September 30, 2005, gross profit was primarily lower due to the following reasons: (1) management's focus of ongoing discussions with Roxxy Corporation for the sale of its distribution division, Viastar Distribution Group, Inc.; (2) management's effort to refocus its business operations on the final stages of negotiations to acquire the rights to a new proprietary portable data storage technology which is currently under development; and (3) management's discussions with SBC Operations, Inc., a subsidiary of SBC Communications, Inc., to license and exhibit upto 12 premier movie features per year. For the three months ending September 30, 2005, the CD distribution recognized a gross margin of $77. During the three months ended September 30, 2004, the Company recognized $228,939 in gross profit which was comprised of $211,682 from the mastering division and $7,257 from the CD sales. The gross margin realized for the mastering business and CD sales was 40.8% and 54.6% respectively for the three month period ending September 30, 2004, while gross margin on a consolidated basis was 41.1% for the three month period ending September 30, 2004.


Expenses

For the three months ending September 30, 2005, our operating costs were $946,590 as compared to $811,122 for the three months ending September 30, 2004. The increased costs of $135,468 were primarily due to management's decision to settle disputes over payment of past consulting services in order to avoid litigation. During discussions between Roxxy Corporation("Roxxy") and Pop3 Media Corp. ("Pop3") regarding the sale of Viastar Distribution Group, Inc. ("VDG"), Roxxy's management has insisted that Pop3 settle a substantial portion of its outstanding and potentially outstanding liabilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

During the three months ending September 30, 2005, Pop3's management, under the advisement of outside legal counsel, has settled multiple disputed claims by various consultants in order to satisfy Roxxy's management concerns regarding any potential sale of VDG. It is Pop3's management's belief, that settling these disputes will prevent any future litigation. Pop3's management may also have to settle further claims in order to complete the sale of VDG to Roxxy.

For the three month period ending September 30, 2005, operating costs attributable to the distribution business were $946,590 which was comprised of about $71,500 of payroll costs, $654,594 in consulting, legal and other professional expenses, $11,618 in rent and office expenses, $20,000 in amortized Business Development Costs, $56,750 in amortized Offering Costs, $2,437 of insurance expense, $159 in travel expenses, $95,376 in depreciation expense and the remaining $33,156 in other general and administrative and marketing expenses. The resulting net loss from the operations of the distribution business was $946,513.

For the three month period ending September 30, 2004, operating costs of the mastering business was $301,755 which was comprised of $102,128 of payroll costs, $3,911 of bad debt, $28,417 of insurance expense, $69,867 in rent and office expenses, $10,453 in travel costs, $45,571 in depreciation expense and the remaining $160,043 in other general and administrative expenses. The resulting net loss from the operations of the mastering business was $93,090.

For the three month period ending September 30, 2004, operating costs attributable to the distribution business were $323,931 which was comprised of about $95,000 of payroll costs, $170,974 in inventory write downs, $15,703 in rent and office expenses, $10,000 in amortized business development costs, $12,090 of insurance expense, $5,671 in travel expenses, $8,545 in professional fees and the remaining $15,948 in other general and administrative and marketing expenses. The resulting net loss from the operations of the distribution business was $257,721.

For the three month period ending September 30, 2004, operating costs attributable to the corporate administration and operation were $170,334 which was comprised of $94,496 of payroll expenses, $34,119 in consulting and legal services, $15,703 in rent and office expenses, $5,500 in interest expense, and $20,516 in other general and administrative expenses.

Net Losses

As a result of the foregoing factors, the Company incurred a net loss of $946,513 for the three months ended September 30, 2005 compared to $582,183 for the same period ended September 30, 2004. The increased loss is due to management's decision to settle several disputed fees owed over payment of past consulting services in order to avoid litigation. During discussions between Roxxy Corporation("Roxxy") and Pop3 Media Corp. ("Pop3") regarding the sale of Viastar Distribution Group, Inc. ("VDG"), Roxxy's management has insisted that Pop3 settle a substantial portion of its outstanding and potentially outstanding liabilities. During the three months ending September 30, 2005, Pop3's management, under the advisement of outside legal counsel, has settled multiple disputed claims by various consultants in order to satisfy Roxxy's management concerns regarding any potential sale of VDG. It is Pop3's management's belief, that settling these disputes will prevent any future litigation. Pop3's management may also have to settle further claims in order to complete the sale of VDG to Roxxy.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Liquidity and Capital Resources

During the three months ended September 30, 2005, the Company used $38,923 from its operations and received $39,065 from loan proceeds. The use of cash from operations was primarily caused from an reduction of $647 in receivables and the increase of $86,501 in outstanding liabilities.

The Company financed the majority of its $946,513 loss from operations with the issuance of 57,371,842 shares for services valued at $591,504. The services provided were comprised of $591,504 in business consulting fees.

At September 30, 2004 the Company had ($415) of cash and working capital deficit of $957,449.

Going Concern

As discussed in the accompanying consolidated financial statements and results of operations contained in the management's discussion and analysis section, the Company and its predecessors have incurred approximately $20,000,000 in losses since inception. This, as well as the risks associated with raising capital through the issuance of equity and/or debt securities, creates uncertainty as to the Company's ability to continue as a going concern.


Management believes that the above problems are being resolved and plans to address its going-concern issue through the following:

o Expanding or increasing its distribution of products and services through its subsidiaries;

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

Capital-raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. During the three months ended September 30, 2004 and September 30, 2005, the Company raised capital through the issuance of equity securities totaling approximately $50,000 and none in the aggregate, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

As of the filing of this report, management is in ongoing discussions with Roxxy Corporation for sale of its distribution division. Management has insisted in negotiations that it reserves the right to distribute its own content through Roxxy even after the sale at greatly discounted rates as compared to other third party companies Roxxy may or may not choose to distribute through VDG after completion of the sale. Management reserved this right because although it firmly believes Compact Disc music distribution is in its end stages, the need to distribute music on Compact Disc will continue for at least five years. Management believes that the $1,000,000 or more needed to successfully and fully implement VDG as a going concern would be better spent elsewhere. Management believes that the management of Roxxy concurs in this opinion; but since they have no plans to be more than a music company, that their contacts throughout the industry, and their ability to raise capital coupled with their belief in their ability to raise the necessary capital will provide them with definite benefits from owning their own means of distribution.

Management's decision to sell VDG was based primarily on its belief that with the advent of digital music delivery, and especially Apple Computer, Inc's iTunes(R) and iPod(R), that the business of distributing music on compact disc is in its final stages and that the industry will only continue to worsen as Apple Computer continues to expand its available catalog. Management believes that the average consumer can readily determine that purchasing one or perhaps two songs per recorded album that are desirable, for a purchase price of $0.99 each, is far more attractive than paying $18.99 for ten songs, eight to nine of which will not be heard very often. Management believes that the inherent quality of the value proposition being presented by Apple should be readily apparent to anyone and that as Apple maintains and expands its grip on the portable music player market; the value proposition will only get better. Management firmly believes that the future of the music industry lies with Apple instead of in opposition to it.

However, management believes that none of the eventualities caused by Apple's entry into the music industry or video distribution, books on tape or any other content distribution through its almost ubiquitous iPod(R); has in any way diminished the value of producing content, or for that matter distributing newer more advanced content on new media formats, yet to be fully developed or deployed. To the contrary, management believes that these eventualities have only increased the available market for content; that those companies which can produce content of reasonable quality, quickly, inexpensively and consistently, will be able to grow at a rapid pace.

Moreover, management feels that shareholders would be best served by steering any new investment towards the development of such content, whether film, television, print or recorded music. Management also feels that due to the very nature of content creation and financing, overhead can and should be kept to an absolute minimum. This strategy requires the sale of nonproductive, capital intensive operations like VDG and the settlement of all debts and controversies.

Management believes it can produce multiple new film, television, print and music properties with a staff no larger than five or six persons, with all actual content being produced on a contract basis, with no fixed overhead devoted to any single project and very little in the way of office space requirements and no warehousing or distribution facilities. Furthermore, management intends to seek venture partners for each project it intends to complete, with the joint venture partners providing the entirety of the budgets necessary to complete production and paying Pop3 Media Corp. a fee for overseeing production and pre-sales of the projects before commencement of production.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

It is the intention of management to charge its internal overhead as a portion of each budget of each production and as such, it is the belief of management that within a reasonable time period, all of the direct costs associated with general and administrative overhead will be paid by our venture partners in exchange for their participation in revenues from those productions, if in fact, any revenues are eventually recognized by the partners and Pop3 Media Corp.

It is primarily because of these beliefs that Mr. Bass was hired as our new Chief Executive Officer and why he has chosen to pursue agreements with SBC and others in order to obtain a ready market for the content we intend to produce.

Beyond the production of new content for film, television, print and music, the company continues to actively seek an agreement to acquire the rights to a new media storage technology currently under development by a third party. As of this date no agreement exists but a general non-binding memorandum of understanding has been executed and the company will continue to diligently pursue this opportunity. The technology in question, while proprietary in nature, is designed to compete with new optical storage technologies currently under development by several large Japanese firms including Sony and Toshiba. Management feels that the technology it is seeking is far superior to any of the other proposed standards as they relate to data storage capacity, data transfer speeds, copyright protection, reliability overall end user satisfaction

Additionally, management is in the process of negotiations to acquire the rights to a new proprietary portable data storage technology which is currently under development as well management's discussions with SBC Operations, Inc., a subsidiary of SBC Communications, Inc., to license and exhibit up to 12 premier movie features per year.


Item 3. Controls and Procedures


As of the end of the fiscal quarter to which this report relates (September 30, 2005), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that as of the date of that evaluation our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls or financial reporting subsequent to the date we carried out this evaluation.

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

During discussions between Roxxy Corporation("Roxxy") and Pop3 Media Corp. ("Pop3") regarding the sale of Viastar Distribution Group, Inc. ("VDG"), Roxxy's management has insisted that Pop3 settle a substantial portion of its outstanding and potentially outstanding liabilities. During the three months ending September 30, 2005, Pop3's management, under the advisement of outside legal counsel, has settled multiple disputed claims by various consultants in order to satisfy Roxxy's management concerns regarding any potential sale of VDG. It is Pop3's management's belief, that settling these disputes will prevent any future litigation. Pop3's management may also have to settle further claims in order to complete the sale of VDG to Roxxy.

Item 2. Changes in Securities.

During the three months ended September 30, 2005 the Company made the following issuances and sales of securities in reliance upon the exemption provided by
Section 4(2) of the Securities Act of 1933.

On July 7, 2005, the Company issued 1,635,696 restricted common shares valued at $24,535 for consulting services. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.

On July 13, 2005, the Company issued 2,495,000 restricted common shares valued at $37,412 for consulting services. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.

On July 19, 2005, the Company issued 7,430,000 restricted common shares valued at $124,097 for consulting services. On the same date, the company also issued 6,552,000 restricted common shares valued at $78,6623 for consulting services. The issuances of the stock were exempt from registration under Section 4(2) of the Securities Act.

On September 22, 2005, the Company issued 24,896,756 restricted common shares valued at $253,947 for consulting services. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.

On September 28, 2005, the Company issued 500,000 restricted common shares valued at $3,000 as an employee bonus. On the same date, the company also issued 500,000 restricted common shares to a different employee as a bonus. Also on the same date, the company issued 2,000,000 restricted common shares valued $22,000 for legal services. Finally, on the same date, the company issued 11,362,390 restricted common shares valued at $102,262 for consulting services. All of the issuances of the stock were exempt from registration under Section 4(2) of the Securities Act.

During discussions between Roxxy Corporation("Roxxy") and Pop3 Media Corp. ("Pop3") regarding the sale of Viastar Distribution Group, Inc. ("VDG"), Roxxy's management has insisted that Pop3 settle a substantial portion of its outstanding and potentially outstanding liabilities. During the three months ending September 30, 2005, Pop3's management, under the advisement of outside legal counsel, has settled multiple disputed claims by various consultants in order to satisfy Roxxy's management concerns regarding any potential sale of VDG. It is Pop3's management's belief, that settling these disputes will prevent any future litigation. Pop3's management may also have to settle further claims in order to complete the sale of VDG to Roxxy.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits, List, and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.           Description of Exhibit
-----------    -----------------------------------------------------------------
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1          Certification  of Chief   Executive  Officer Pursuant to 18 U.S.C.
              Section 1350.
32.2          Certification of Chief  Financial  Officer  Pursuant  to 18 U.S.C.
              Section    1350.

(b)  Reports on Form 8-K.

The Company filed the following reports on Form 8-K:

(1) Form 8-K filed November 2, 2005 on Item 5.02 regarding resignation of John Aquilino as President and Chief Executive Officer and appointment of Ari Bass as new President, Chief Executive Officer and Board Member.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of November, 2005. POP3 MEDIA CORP.

                                                        /s/ ARI BASS
                                                       -------------------------
                                                        By: Ari Bass
                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                         Title                             Date
--------------------     ------------------------------------------ ------------

  /s/ ARI BASS           President and Chief Executive Officer       11/21/2005
 ---------------         (principal executive officer)
      Ari Bass



  /s/ SAM MESSINA        Chief Financial Officer                     11/21/2005
 ------------------      (principal financial and accounting officer)
      Sam Messina